Form 10-Q
period 1996-03-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1996-05-15
CIK 948590

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1996
                                        --------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            23-2778525
         --------                                            ----------
(State of other jurisdiction of                            (IRS Employer
 incorporation of organization)                       Identification Number)

c/o BDI Associates, L.P.; 100 Matsonford Road
5 Radnor Corporate Center; Suite 454, Radnor, PA               19087
- ------------------------------------------------               -----
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----    -----


Number of shares of each class of the registrant's common stock outstanding as of April 30, 1996:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1996


                                                                     Page
                                                                     ----
Part I.  Financial Information


         Item 1  Consolidated Financial Statements

                 Consolidated Balance Sheets
                   December 31, 1995 and March 31, 1996                3

                 Consolidated Statements of Operations
                   Three months ended  March 31, 1995 and 1996         4

                 Consolidated Statements of Cash Flows
                   Three months ended  March 31, 1995 and 1996         5

                 Notes to Consolidated Financial Statements            6


         Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.     15


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K.          17

         Signature                                                    17

                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets


                                                                December 31, 1995      March 31, 1996
                                                                -----------------      --------------
                                                                            (Unaudited)
                          ASSETS
Current  assets:
  Cash and cash equivalents                                          $11,966,567         $ 3,653,859
  Restricted cash                                                      9,881,198           4,818,962
  Accounts receivable, less allowance for doubtful
   accounts at December 31, 1995 and March 31, 1996,
   of $238,000 and $291,000, respectively                              4,881,687           5,189,643
  Program rights                                                         931,664           1,299,340
  Inventory                                                            1,100,899             924,193
  Deferred taxes                                                          42,440              77,887
  Prepaid expenses and other                                             297,861             507,305
                                                                     -----------        ------------
    Total current assets                                              29,102,316          16,471,189

Property and equipment, net                                           16,263,851          21,311,174
Intangible assets, net                                                48,025,491          60,706,045
Program rights                                                         1,932,680           2,023,381
Deposits and other                                                        92,325              92,325
                                                                     -----------        ------------
  Total assets                                                       $95,416,663        $100,604,114
                                                                     ===========        ============

            LIABILITIES AND TOTAL EQUITY

Current liabilities:
  Notes payable                                                         $164,373             $55,173
  Current portion of long-term debt                                      239,934             262,280
  Accounts payable                                                     3,136,310           3,509,724
  Accrued interest                                                     5,173,745           2,688,609
  Accrued expenses                                                     1,868,142           2,349,967
  Current portion of program rights payable                            1,141,793           1,835,051
                                                                     -----------        ------------
    Total current liabilities                                         11,724,297          10,700,804
                                                                     -----------        ------------
Long-term debt, net                                                   82,234,005          91,460,486
Program rights payable                                                 1,421,399           1,449,178
Deferred taxes                                                           211,902              77,887
                                                                     -----------        ------------
   Total liabilities                                                  95,591,603         103,688,355

Commitments and contingent liabilities                                    --                  --

Total equity (deficiency)
  Class A common stock                                                     1,615               1,615
  Class B common stock                                                        85                  85
  Additional paid-in capital                                           7,880,848           7,880,848
  Retained earnings (deficit)                                          1,325,548            (477,423)
  Partners' deficit                                                   (9,383,036)        (10,489,366)
                                                                     -----------        ------------
   Total equity (deficiency)                                            (174,940)         (3,084,241)
                                                                     -----------        ------------
  Total liabilities and equity                                       $95,416,663        $100,604,114
                                                                     ===========        ============


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1995             1996
                                                                      ----------       ----------
                                                                             (Unaudited)
Revenues:
  Broadcasting revenue, net of agency commissions                     $2,788,673       $3,886,329
  Barter programming revenue                                           1,004,360        1,074,665
  Basic and satellite service                                          2,236,086        2,864,858
  Premium services                                                       389,423          453,650
  Other                                                                  269,663          121,459
                                                                      ----------       ----------
    Total revenues                                                     6,688,205        8,400,961
                                                                      ----------       ----------
Operating expenses:
  Barter programming expense                                           1,004,360        1,074,665
  Programming                                                          1,288,940        1,663,967
  General and administrative                                             865,093        1,257,612
  Technical and operations                                               673,861          805,415
  Marketing and selling                                                1,036,899        1,044,250
  Incentive compensation                                                 147,414          120,884
  Management fees                                                        331,423          452,876
  Depreciation and amortization                                        1,876,374        2,346,161
                                                                      ----------       ----------
    Loss from operations                                                (536,159)        (364,869)

Interest expense                                                      (1,649,910)      (2,895,483)
Interest income                                                           --              101,251
Other expenses, net                                                      (75,480)         (25,075)
                                                                      ----------       ----------
  Loss before income taxes                                            (2,261,549)      (3,184,176)
Provision (benefit) for income taxes                                     141,000         (169,462)
                                                                      ----------       ----------
  Net loss                                                           ($2,402,549)     ($3,014,714)
                                                                      ==========       ==========

Loss per share:
  Net loss                                                               ($14.88)         ($17.73)
                                                                      ==========       ==========
  Weighted average shares outstanding                                    161,500          170,000
                                                                      ==========       ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows



                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1995             1996
                                                                      ----------       ----------
                                                                             (Unaudited)
 Cash flows from operating activities:
    Net loss                                                         ($2,402,549)      ($3,014,714)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization                                     1,876,374         2,346,161
     Program rights amortization                                         411,767           344,197
     Accretion on discount of bonds                                        --               97,904
     Gain on disposal of fixed assets                                     (1,000)             --
     Bad debt expense                                                     38,698            65,170
     Deferred income taxes                                               141,000          (169,462)
     Payments of programming rights                                     (393,830)         (351,174)
     Change in assets and liabilities, net of acquisitions:
        Accounts receivable                                              719,064           741,616
        Inventory                                                        (36,990)          176,706
        Restricted cash                                                     --           5,062,236
        Prepaid expenses and other                                           877             4,983
        Accounts payable and accrued expenses                            218,732          (867,786)
        Accrued interest                                                 248,151        (2,485,136)
        Deposits and other                                                (6,595)           15,005
                                                                      ----------        ----------
    Net cash provided by operating activities                            813,699         1,965,706

 Cash flows from investing activities:
      Acquisitions                                                          --         (15,007,329)
      Capital expenditures                                              (766,115)         (926,719)
      Purchase of intangible assets                                   (1,887,529)         (270,312)
      Other                                                             (188,999)         (157,500)
                                                                      ----------        ----------
    Net cash used for investing activities                            (2,842,643)      (16,361,860)

 Cash flows from financing activities:
      Proceeds from long-term debt                                       530,000           106,238
      Borrowings on revolving credit facility                          2,591,335         6,000,000
      Proceeds from long-term borrowings
        from related parties                                              13,000              --
      Repayments of long-term debt                                       (12,818)             --
      Capital lease repayments                                           (38,249)          (22,792)
                                                                      ----------        ----------
    Net cash provided by financing activities                          3,083,268         6,083,446

 Net increase (decrease) in cash and cash equivalents                  1,054,324        (8,312,708)
 Cash and cash equivalents, beginning of period                        1,376,224        11,966,567
                                                                      ----------        ----------
 Cash and cash equivalents, end of period                             $2,430,548        $3,653,859
                                                                      ==========        ==========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, Limited Partnership ("MCT"). PBT operates broadcast television stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite service to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT. The Company is a subsidiary of Pegasus Communications Holdings, Inc. ("PCH").

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pegasus, PBT, PCT, PST, PBA and MCT. All significant intercompany transactions and balances have been eliminated in consolidation.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim period.


Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at lower of cost or market on a first-in, first-out basis.

Revenue:

         The Company operates in three industry segments: broadcast television ("TV"), cable television ("Cable") and direct broadcast satellite television ("DBS"). The Company recognizes revenue in its TV operations when advertising spots are broadcasted. The Company recognizes revenue in its Cable and DBS operations when video and audio services are provided.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Summary of Significant Accounting Policies (continued):

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcasted. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks. At March 31, 1996, the Company had $4,819,000 held in escrow that may be disbursed from the escrow only to pay interest on its 12.5% Series B Senior Subordinated Notes due 2005 (the "Series B Notes" or "Notes").

Earning  per Share:

         Loss per share is calculated based on the retroactive application of the stock exchange which occurred on July 7, 1995.



3.  Common Stock:

         At March 31, 1996 and December 31, 1995, common stock consists of the following:

             Pegasus  Class  A  common  stock,  $0.01  par  value;
                 230,000  shares  authorized;  161,500  issued and
                 outstanding  .  . . . . . . . . . . . . . . . . .      $1,615
                 . . . . . . . . . .
             Pegasus  Class  B  common  stock,  $0.01  par  value;
                 20,000  shares   authorized;   8,500  issued  and
                 outstanding  .  . . . . . . . . . . . . . . . . .          85
                 . .
                                                                    ----------
                 Total  common  stock  . . . . . . . . . . . . . .      $1,700
                                                                    ==========

         On July 7, 1995, as part of a plan of reorganization, the Company agreed to exchange 161,500 shares of Class A Common Stock for all of the existing common stock outstanding of the Company, all outstanding shares of PST and a 99% limited interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 shares of Class B Common stock on July 7, 1995 in connection with the note offering (see footnote 4).

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Long-Term Debt:

   Long-term debt consists of the following at:
                                                   December 31,       March 31,
                                                      1995              1996
                                                   ------------       ---------
Series B senior subordinated notes, due 2005,
    interest at 12.5%, payable semi-annually in
    arrears on January 1, and July 1, net of
    unamortized discount of $3,804,546 and
    $3,706,642 as of December 31, 1995 and March
    31, 1996, respectively.......................  $81,195,454      $81,293,358
Senior five year revolving credit facility dated
    July 7, 1995, interest at the Company's option
    at either the bank's prime rate, plus an
    applicable margin or LIBOR, plus an applicable
    margin (8.19% at March 31, 1996).............        --           6,000,000
Mortgage payable, due 2000, interest at 8.75%....      517,535          512,923
Other............................................      760,950        3,916,485
                                                   -----------      -----------
                                                    82,473,939       91,722,766
Less current maturities..........................      239,934          262,280
                                                   -----------      -----------
Long-term debt...................................  $82,234,005      $91,460,486
                                                   ===========      ===========

         On July 7, 1995, the Company sold 85,000 units consisting of $85,000,000 12.5% Series A Senior Subordinated Notes due 2005 and 8,500 shares of Class B Common stock. The net proceeds from the sale were used to (i) repay approximately $38.6 million in loans and other obligations, (ii) repurchase $26.0 million of notes for approximately $13.0 million resulting in an extraordinary gain of $10.2 million, net of expenses of $2.8 million, (iii) make a $12.5 million distribution to PCH, (iv) escrow $9.7 million for the purpose of paying interest on the Notes, (v) pay $3.3 million in fees and expenses and (vi) fund proposed acquisitions.

5.  Commitments and Contingent Liabilities:

Legal Matters:

         The operations of the Company are subject to regulation by the Federal Communications Commission ("FCC") and other franchising authorities, including the Connecticut Department of Public Utility Control ("DPUC").

         During 1994, the DPUC ordered a reduction in the rates charged by PCT-CT for its basic cable service tier and equipment charges and refunds for related overcharges, plus interest, retroactive to September 1, 1993 requiring PCT-CT to issue refunds totaling $141,000. In December 1994, the Company filed an appeal with the FCC. In March 1995, the FCC granted a stay of the DPUC's rate reduction and refund order pending the appeal. The FCC has not ruled on the appeal and the outcome cannot be predicted with any degree of certainty. The Company believes it will prevail in its appeal. In the event of an adverse ruling, the Company expects to make refunds in kind rather than cash.

         In 1993, the Massachusetts Community Antenna Television Commission ("MCATC") initiated proceedings to review PCT's rates and charges. The review process is ongoing and MCATC has not issued any decisions in the proceedings.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  Commitments and Contingent Liabilities (continued):

         The Company is currently contesting a claim for unpaid premiums on its workers insurance policy assessed by the state insurance fund of Puerto Rico. Based upon current information available, the Company's liability related to the claim is estimated to be less than $200,000.

         In the opinion of management, the ultimate liability with respect to the above claims will not have a material adverse effect on the combined operations, cash flows or financial position of the Company.


6.  Acquisitions:

         On January 29, 1996, PCH, the parent of the Company entered into agreements to acquire Bride Communications, Inc. (BCI) and its wholly owned subsidiary HMW, Inc., licensee of WPXT, Portland, Maine. WPXT is the Fox affiliated television station serving the Portland/Auburn market. Upon completion of the acquisition of BCI and HMW, the BCI shareholders will receive 500 shares of PCH Series B preferred stock and 500 shares of PCH Series C preferred stock in exchange for 100% of the capital stock of BCI. Consummation of the acquisitions is subject to FCC consent and other conditions. In addition, PCH acquired 100% of the outstanding stock of Portland Broadcasting, Inc. (PBI) in exchange for one share of PCH Series A preferred stock. Immediately after the exchange, PCH transferred ownership of PBI to the Company. This acquisition was accounted for using the purchase method and the operating results of PBI have been included in the Company's results since the date of acquisition. PBI programs WPXT under a Time Brokerage Agreement with HMW, Inc.

         The aggregate purchase price of PBI amounted to $11,410,000, including the costs of acquisition. The Company recorded $7,490,000 of goodwill in connection with the acquisition of PBI.

         On March 8, 1996, the Company acquired the principal tangible assets of WTLH, Inc. and certain of its affiliates, except for the FCC license and Fox affiliation agreement, effective March 1, 1996. Additionally, WTLH License Corp., an unrestricted subsidiary of the Company, entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with General Management Consultants, Inc. ("GMC"), the licensee of WTLH, Tallahassee, Florida. WTLH is the Fox affiliated television station serving the Tallahassee market. This acquisition was accounted for using the purchase method and the operating results of WTLH, Inc. have been included in the Company's results since the date of acquisition. As a result of entering into the put/call agreement, the Company recorded $3,050,000 in intangible assets and long term debt representing the FCC license and Fox affiliation agreement and the related contingent liability. The Company programs WTLH under a Time Brokerage Agreement with GMC.

         The aggregate purchase price of the principal assets of WTLH, Inc. amounted to $8,350,000, including the costs of acquisition. The Company recorded no goodwill in connection with the acquisition of WTLH, Inc.

         The following summary, prepared on a pro forma basis, combines the results of operations as if the above stations had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects.

                                                  1995                  1996
                                                  ----                  ----
        Net  Revenues  .  . . . . . . .        $8,027,000            $9,170,000
                                             ============          ============
        Operating  loss. . . . . . . .         $(634,000)            $(277,000)
                                             ============          ============
        Net  loss . . . . . . . . . . .      $(3,033,000)          $(3,482,000)
                                             ============          ============
        Net  loss  per  share . . . . .          $(18.78)              $(20.48)
                                             ============          ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Other Events:

         On March 21, 1996, the Company entered into a definitive agreement to acquire all of the assets of Dom's Tele-Cable, Inc. ("Dom's"). Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez cable system.


8. Other Information (unaudited):

         As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such person and its Restricted Subsidiaries less DBS Cash Flow (PST Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation.
The term "Restricted Subsidiaries" has the meaning assigned to it as in the Indenture. Pro forma for the acquisitions of WPXT and WTLH, Adjusted Operating Cash Flow would have been approximately $12,173,000.

                                                             Twelve Months
                                                                 Ended
                                                            March 31, 1996
                                                            --------------

 Net revenues                                                $33,762,000

 Direct operating expenses, excluding incentive
   compensation and management fees                           22,127,000
                                                             -----------

 Income from operations before incentive
   compensation, management fees and
    depreciation and amortization                             11,635,000

 Allowable cash portion of incentive
   compensation and management fees                            1,050,000
                                                             -----------

 Operating cash flow                                          10,585,000
   Less DBS cash flow, last twelve months                        (42,000)
   Plus DBS cash flow, last quarter annualized                   372,000
                                                             -----------
 Adjusted operating cash flow                                $10,915,000
                                                             ===========

9.  Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of PCT-CT (the "Guarantor Subsidiaries"). PCT-CT, a wholly-owned subsidiary of PCT and an indirect subsidiary of the Company, is not a guarantor of the Series B Notes ("Non-guarantor"). As the result of PCT-CT not being a guarantor of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Subsidiary Guarantees (continued):

Condensed Consolidated Balance Sheets
(in thousands-unaudited)


As of March 31, 1996                           Guarantor    Non-guarantor
                                              Subsidiaries   Subsidiary    Pegasus    Eliminations    Totals
                                              ------------   ----------    -------    ------------    ------
Assets:
Cash and cash equivalents                       $3,364          $290                                  $3,654
Restricted cash                                      0             0      $4,819                       4,819
Accounts receivable, net                         5,148            42                                   5,190
Other current assets                            (4,691)          995       6,934         ($430)        2,808
                                              ---------------------------------------------------------------
  Total current assets                           3,821         1,327      11,753          (430)       16,471

Property and equipment, net                     19,083         2,228                                  21,311
Intangible assets, net                          56,503           493       3,710                      60,706
Other assets                                     2,116                                                 2,116
Investment in subsidiaries and affiliates        2,849                    72,557       (75,406)            0
                                              ---------------------------------------------------------------
  Total assets                                 $84,372        $4,048     $88,020      ($75,836)     $100,604
                                              ===============================================================
Liabilities and total equity:
Current portion of long-term debt                 $236          $456                     ($430)         $262
Accounts payable                                 3,200           310                                   3,510
Other current liabilities                        3,880           358      $2,690                       6,928
                                              ---------------------------------------------------------------
  Total current liabilities                      7,316         1,124       2,690          (430)       10,700
Long-term debt                                  73,664         4,280      81,293       (67,777)       91,460
Other liabilities                                1,341            99          88                       1,528
                                              ---------------------------------------------------------------
 Total Liabilities                              82,321         5,503      84,071       (68,207)      103,688
Total equity (deficit)                           2,051        (1,455)      3,949        (7,629)       (3,084)
                                              ---------------------------------------------------------------
  Total liabilities and equity                 $84,372        $4,048     $88,020      ($75,836)     $100,604
                                              ===============================================================
As of December 31, 1995
Assets:
Cash and cash equivalents                       $2,383          $651      $8,933                     $11,967
Restricted cash                                      0             0       9,881                       9,881
Accounts receivable, net                         4,823            58                                   4,881
Other current assets                             4,242           444      (1,887)        ($426)        2,373
                                              ---------------------------------------------------------------
  Total current assets                          11,448         1,153      16,927          (426)       29,102

Property and equipment, net                     14,103         2,161                                  16,264
Intangible assets, net                          43,711           532       3,782                      48,025
Other assets                                     2,022             4                                   2,026
Investment in subsidiaries and affiliates        2,870                    72,533       (75,403)            0
                                              ---------------------------------------------------------------
  Total assets                                 $74,154        $3,850     $93,242      ($75,829)      $95,417
                                              ===============================================================
Liabilities and total equity:
Current portion of long-term debt                 $210          $456                     ($426)         $240
Accounts payable                                 2,982           154                                   3,136
Other current liabilities                        2,899           314      $5,135                       8,348
                                              ---------------------------------------------------------------
  Total current liabilities                      6,091           924       5,135          (426)       11,724
Long-term debt                                  64,445         4,352      81,195       (67,758)       82,234
Other liabilities                                1,533            13         $88                       1,634
                                              ---------------------------------------------------------------
 Total Liabilities                              72,069         5,289      86,418       (68,184)       95,592
Total equity (deficit)                           2,085        (1,439)      6,824        (7,645)         (175)
                                              ---------------------------------------------------------------
  Total liabilities and equity                 $74,154        $3,850     $93,242      ($75,829)      $95,417
                                              ===============================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Subsidiary Guarantees (continued):

Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 1996
(in thousands)
(unaudited)

                                               Guarantor    Non-guarantor
                                              Subsidiaries   Subsidiary    Pegasus    Eliminations    Totals
                                              ------------   ----------    -------    ------------    ------
Total revenue                                  $7,750         $676                      ($25)        $8,401
Total operating expenses                        8,095          580         $116          (25)         8,766
                                              ---------------------------------------------------------------
Income (loss) from operations                    (345)          96         (116)                       (365)

Interest expense                                2,158          112        2,860       (2,235)         2,895
Other                                              25                      (101)                        (76)
                                              ---------------------------------------------------------------
Income (loss) before income
  taxes                                        (2,528)         (16)      (2,875)       2,235         (3,184)
Provision for income taxes                       (169)                                                 (169)
                                              ---------------------------------------------------------------
Net income (loss)                             ($2,359)        ($16)     ($2,875)      $2,235        ($3,015)
                                              ===============================================================



Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 1995
(in thousands)
(unaudited)


                                               Guarantor    Non-guarantor
                                              Subsidiaries   Subsidiary    Pegasus    Eliminations     Totals
                                              ------------   ----------    -------    ------------     ------

Total revenue                                  $6,080         $633                      ($25)         $6,688
Total operating expenses                        6,730          519                       (25)          7,224
                                              ---------------------------------------------------------------

Income (loss) from operations                    (650)         114                                      (536)

Interest expense                                1,650          136       $2,037       (2,173)          1,650
Other                                              76                                                     76
                                              ---------------------------------------------------------------
Income (loss) before income
  taxes                                        (2,376)         (22)      (2,037)       2,173          (2,262)
Provision for income taxes                        141                                                    141
                                              ---------------------------------------------------------------
Net loss                                      ($2,517)        ($22)     ($2,037)      $2,173         ($2,403)
                                              ===============================================================

                    PEGASUS MEDIA & COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Subsidiary Guarantees (continued):



Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1996
(in thousands)
(unaudited)


                                                     Guarantor    Non-guarantor
                                                    Subsidiaries   Subsidiary    Pegasus    Eliminations     Totals
                                                    ------------   ----------    -------    ------------     ------
Cash flows from operating activities:
Net income (loss)                                     ($2,359)        ($16)    ($2,875)     $2,235           ($3,015)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt
  Depreciation and amortization                         2,089          162          95                         2,346
  Program rights amortization                             344                                                    344
  Change in assets and liabilities
     Accounts receivable                                  754           13                     (25)              742
     Accounts payable and accrued expenses              1,252          201      (2,597)     (2,210)           (3,354)
     Prepaids and other                                    24          (11)          7                            20
Other                                                    (182)           3       5,062                         4,883
                                                    -----------------------------------------------------------------
Net cash provided by operating activities               1,922          352        (308)                        1,966

Cash flows from investing activities:
   Capital expenditures                                  (739)        (188)                                     (927)
   Purchase of intangible assets                         (244)          (4)        (22)                         (270)
   Other                                              (15,007)                    (158)                      (15,165)
                                                    -----------------------------------------------------------------
Net cash used by investing activities                 (15,990)        (192)       (180)                      (16,362)

Cash flows from financing activities:
   Proceeds from long-term debt                         6,080           26                                     6,106
   Repayment of long-term debt                            (15)          (8)                                      (23)
  Other                                                    51         (539)        488
                                                    -----------------------------------------------------------------
Net cash provided (used) by financing activities        6,116         (521)        488                         6,083

Net decrease in cash and cash equivalents              (7,952)        (361)                                   (8,313)
Cash and cash equivalents, beginning of period         11,316          651                                    11,967
                                                    -----------------------------------------------------------------
Cash and cash equivalents, end of period               $3,364         $290                                    $3,654
                                                    =================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Subsidiary Guarantees (continued):



Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1995
(in thousands)
(unaudited)

                                                     Guarantor    Non-guarantor
                                                    Subsidiaries   Subsidiary    Pegasus    Eliminations     Totals
                                                    ------------   ----------    -------    ------------     ------

Cash flows from operating activities:
Net loss                                              ($2,517)        ($22)    ($2,037)     $2,173            ($2,403)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                         1,728          148                                      1,876
  Program rights amortization                             412                                                     412
  Change in assets and liabilities
     Accounts receivable                                  680           64                     (25)               719
     Accounts payable and accrued expenses                588          (10)      2,037      (2,148)               467
     Prepaids and other                                    25          (31)                                        (6)
Other                                                    (254)           3                                       (251)
                                                  ---------------------------------------------------------------------
Net cash provided by operating activities                 662          152                                        814

Cash flows from investing activities:
   Capital expenditures                                  (719)         (47)                                      (766)
   Purchase of intangible assets                       (1,818)         (70)                                    (1,888)
   Other                                                 (209)          20                                       (189)
                                                  ---------------------------------------------------------------------
Net cash used by investing activities                  (2,746)         (97)                                    (2,843)

Cash flows from financing activities:
   Proceeds from long-term debt                         3,121                                                   3,121
   Repayment of long-term debt                             37          (88)                                       (51)
  Other                                                   134         (120)                                        14
                                                  ---------------------------------------------------------------------
Net cash provided (used) by financing activities        3,292         (208)                                     3,084

Net increase (decrease) in cash                         1,208         (153)                                     1,055
Cash and cash equivalents, beginning of period          1,066          310                                      1,376
                                                  ---------------------------------------------------------------------
Cash and cash equivalents, end of period               $2,274         $157                                     $2,431
                                                  =====================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company operates in three media and communication businesses: TV, Cable and DBS. The Company's TV operations owns and operates five Fox affiliated television stations. The principal tangible assets of two of such stations were acquired in the first quarter of 1996. Its cable operations consist of systems in New England and Puerto Rico. DBS operations consist of providing DIRECTV service in certain areas of New England in which the Company holds the exclusive right to provide such services.

         TV revenues are derived from the sale of broadcast air time to local and national advertisers. Cable revenues are derived from monthly subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. DBS revenues are derived from monthly customer subscriptions, pay-per-view services, gross profit on sales of the DSS equipment required for reception of DIRECTV (the "Digital Satellite System" or "DSS") and DSS equipment rentals, leases and installation charges.

         The Company's direct operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses and (v) incentive compensation. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to TV program suppliers in lieu of cash. Cable programming expenses typically consist of amounts paid to program suppliers on a per subscriber basis. DBS programming expenses consist of amounts paid to program suppliers and DSS authorization charges, each of which is paid on a per subscriber basis, DIRECTV royalties and satellite control fees.



Discussion and Analysis of Operating Results


Three months ended March 31, 1996 compared to Three months ended March 31, 1995


         The Company's revenues increased by approximately $1,713,000 for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of (i) a $1,114,000 or 28% increase in TV revenues, of which $358,000 or 30% was due to ratings growth that the Company was able to convert into higher revenues, and $756,000 or 70% was due to acquisitions made since the first of the year, (ii) a $158,000 or 10% increase in New England cable revenues due primarily to rate increases implemented in August 1995, (iii) a $16,000 or 2% increase in Puerto Rico cable revenues due to subscriber increases and (iv) a $425,000 or 178% increase in revenue from the increased number of DBS subscribers.

         The Company's total direct operating expenses increased by approximately $950,000 for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of (i) a $522,000 or 16% increase in TV operating expenses as the net result of a $40,000 or 1% decrease in same station direct operating expenses and a $562,000 or 17% increase in direct operating expenses from acquisitions made since the first of the year, (ii) a $89,000 or 10% increase in New England cable operating expenses due primarily to increases in programming costs and technical costs associated with various maintenance projects resulting from severe winter weather, (iii) a $35,000 or 5% increase in Puerto Rico cable operating expenses due primarily nonrecurring converter repairs and (iv) a $304,000 or 108% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $200,000, royalty costs of $35,000, and other per subscriber DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $76,000.

         As a result of these factors, income from operations before management fees, depreciation and amortization increased by $763,000 or 46% for the three months ended March 31, 1996 as compared to the same period in 1995.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, increased by approximately $121,000 for the three months ended March 31,1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Depreciation and amortization expense increased by approximately $470,000 for the three months ended March 31, 1996, as compared to the same period in 1995, as the Company completed two acquisitions during the first quarter of 1996.

         As a result of these factors, the loss from operations decreased by approximately $172,000 for the three months ended March 31, 1996 as compared to the same period in 1995.

         Interest expense increased by approximately $1,245,000 for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of a combination of an increase in the interest rate to a fixed charge of 12.5% from the Company's floating rate and an increase in debt associated with the Company's 1995 note offering and 1996 acquisitions.

         The Company's net loss increased by $612,000 for the three months ended March 31, 1996 as compared to the same period in 1995 and was the net result of a decrease in loss from operations of approximately 172,000, an increase in interest expenses of $1,245,000, an increase in interest income of $101,000, a decrease in the provision for income taxes of $310,000 and a decrease in other expenses of approximately $50,000.


Liquidity and Capital Resources


         The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company has $4.8 million in a restricted cash account that can be used to pay interest on the Company's notes. The Company has used these funds to meet its debt service obligations, fund investments in its TV and cable technical facilities, fund investments in cable and DBS customer premises equipment that is rented or leased to subscribers and fund investments in exclusive DBS distribution rights.

         During the three months ended March 31, 1996, net cash provided by operations was approximately $2.0 million, which together with $12.0 million of cash on hand and $6.1 million of net cash provided by the Company's financing activities was used to fund investing activities of $16.4 million. Investment activities consisted of (i) the acquisitions of the tangible assets of WPXT and WTLH for approximately $15.1 million, (ii) the purchase of a Cable office facility in Connecticut for $135,000, (iii) certain start up costs of the Company's DBS business totaling $236,000, (iv) the purchase of DSS units used as rental and lease units amounting to $210,000 and (v) maintenance and other capital expenditures and intangibles totaling approximately $700,000. As of March 31, 1996, the Company's cash on hand approximated $3.7 million.

         The Company has obtained a five year, senior collateralized revolving credit facility in the amount of $10 million (the "Credit Facility") from which $6 million was drawn in connection with the acquisitions of PBI and WTLH, Inc. in the first quarter of 1996. The remainder of the funds under the Credit Facility are intended to be used for general corporate purposes.

         The Company has obtained a commitment letter from a lender for a $50 million credit facility which could be used to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's") and believes that following the acquisitions of Dom's, WTLH and WPXT it will have adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K


         On January 29, 1996, the Company's parent, Pegasus Communications Holdings, Inc. ("PCH") entered into an agreement to acquire all of the outstanding stock of Bride Communications, Inc. ("BCI"), including its wholly owned subsidiary HMW, Inc. ("HMW"), licensee of WPXT, Portland, Maine ("Station WPXT"). On the same date, PCH entered into a time brokerage agreement with HMW, assigned its rights thereunder to a subsidiary of the Company, and acquired all the outstanding stock of Portland Broadcasting, Inc. ("PBI") from BCI. PBI owns all of the operating assets of Station WPXT. This event was reported under Item 2 on a Form 8-K dated January 29, 1996, which was filed with the Securities and Exchange Commission on February 12, 1996. On April 12, 1996, the Company filed a Form 8-K/A to provide the required financial statements of under Item 7.

         On March 8, 1996, the Company acquired the principal tangible assets of WTLH, Inc. and certain of its affiliates, channel 49, Tallahassee, Florida ("Station WTLH"). On the same date, PCH entered into a time brokerage agreement with GMC, licensee of WTLH. This event was reported under Item 2 on a Form 8-K dated March 8, 1996, which was filed with the Securities and Exchange Commission on March 22, 1996.



                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Pegasus Media & Communications, Inc.



         Date May 15, 1996                 By /s/ Robert N. Verdecchio
              ------------                    --------------------------------
                                                  Robert N. Verdecchio
                                                  Sr. Vice-President and
                                                  Chief Financial Officer