Form 10-Q
period 1996-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1996-08-13
CIK 948590

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            23-2778525
- -------------------------------                         ---------------------
(State of other jurisdiction of                              (IRS Employer
 incorporation of organization)                         Identification Number)

c/o BDI Associates, L.P., 100 Matsonford Road
5 Radnor Corporate Center; Suite 454, Radnor, PA                        19087
- ------------------------------------------------                     ----------
    (Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----


Number of shares of each class of the registrant's common stock outstanding as of July 25, 1996:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1996


                                                                         Page
Part I.  Financial Information


      Item 1        Consolidated Financial Statements

                    Consolidated Balance Sheets
                      December 31, 1995 and June 30, 1996                    3

                    Consolidated Statements of Operations
                      Three months ended  June 30, 1995 and 1996             4

                    Consolidated Statements of Operations
                      Six months ended  June 30, 1995 and 1996               5

                    Consolidated Statements of Cash Flows
                      Six months ended  June 30, 1995 and 1996               6

                    Notes to Consolidated Financial Statements               7


      Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.        16


Part II. Other Information


      Item 4        Submission of matters to a vote of Security - Holders.  20

      Item 6        Exhibits and Reports on Form 8-K.                       20

      Signature                                                             21

                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets

                                                          December 31, 1995     June 30, 1996
                                                          -----------------     -------------
                                                                       (Unaudited)
                          ASSETS

Current  assets:
   Cash and cash equivalents                               $  11,966,567        $   3,166,869
   Restricted cash                                             9,881,198            4,869,114
   Accounts receivable, less allowance for doubtful
    accounts at December 31, 1995 and June 30, 1996,
    of $238,000 and $223,000, respectively                     4,881,687            6,816,812
   Program rights                                                931,664            1,194,954
   Inventory                                                   1,100,899              460,395
   Deferred taxes                                                 42,440               77,887
   Prepaid expenses and other                                    297,861              435,207
                                                           -------------        -------------
     Total current assets                                     29,102,316           17,021,238

Property and equipment, net                                   16,263,851           24,204,262
Intangible assets, net                                        48,025,491           60,756,280
Program rights                                                 1,932,680            1,777,760
Deposits and other                                                92,325              156,556
                                                           -------------        -------------

   Total assets                                            $  95,416,663        $ 103,916,096
                                                           =============        =============


                LIABILITIES AND TOTAL EQUITY

Current liabilities:
   Notes payable                                           $     164,373        $      53,893
   Current portion of long-term debt                             239,934              308,671
   Accounts payable                                            3,136,310            3,673,397
   Accrued interest                                            5,173,745            5,312,500
   Accrued expenses                                            1,868,142            2,832,997
   Current portion of program rights payable                   1,141,793            1,356,325
                                                           -------------        -------------
     Total current liabilities                                11,724,297           13,537,783
                                                           -------------        -------------

Long-term debt, net                                           82,234,005           94,263,050
Program rights payable                                         1,421,399            1,161,393
Deferred taxes                                                   211,902              114,593
                                                           -------------        -------------
    Total liabilities                                         95,591,603          109,076,819

Commitments and contingent liabilities                              --                   --

Total equity (deficiency)
   Class A common stock                                            1,615                1,615
   Class B common stock                                               85                   85
   Additional paid-in capital                                  7,880,848            7,880,848
   Retained earnings (deficit)                                 1,325,548             (834,139)
   Partners' deficit                                          (9,383,036)         (12,209,132)
                                                           -------------        -------------
    Total equity (deficiency)                                   (174,940)          (5,160,723)
                                                           -------------        -------------

   Total liabilities and equity                            $  95,416,663        $ 103,916,096
                                                           =============        =============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                             Three Months Ended June 30,
                                                          ----------------------------------
                                                              1995                  1996
                                                          ---------------       ------------
                                                            (unaudited)         (unaudited)
Revenues:
    Broadcasting revenue, net of agency commissions        $  3,627,060         $  5,440,496
    Barter programming revenue                                1,315,600            1,407,692
    Basic and satellite service                               2,564,838            3,246,409
    Premium services                                            412,196              494,298
    Other                                                       (41,586)             136,185
                                                           ------------         ------------
      Total revenues                                          7,878,108           10,725,080
                                                           ------------         ------------

Operating expenses:
    Barter programming expense                                1,315,600            1,407,692
    Programming                                               1,347,683            2,000,278
    General and administrative                                1,029,036            1,239,578
    Technical and operations                                    692,777              818,275
    Marketing and selling                                     1,016,632            1,330,367
    Incentive compensation                                      208,793              168,881
    Management fees                                             456,122              643,059
    Depreciation and amortization                             2,007,844            2,505,274
                                                           ------------         ------------
      Income (loss) from operations                            (196,379)             611,676

Interest expense                                             (1,688,702)          (2,665,222)
Interest income                                                                       50,236
Other expenses, net                                              (8,818)             (36,466)
                                                           ------------         ------------
    Loss before income taxes                                 (1,893,899)          (2,039,776)
Provision (benefit) for income taxes                           (121,000)              36,706
                                                           ------------         ------------
    Net loss                                               ($ 1,772,899)        ($ 2,076,482)
                                                           ============         ============


Loss per share:
    Net loss                                               ($     10.98)        ($     12.21)
                                                           ============         ============

    Weighted average shares outstanding                         161,500              170,000
                                                           ============         ============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                Six Months Ended June 30,
                                                           ----------------------------------
                                                                1995                1996
                                                           ----------------     -------------
                                                                        (Unaudited)
Revenues:
    Broadcasting revenue, net of agency commissions        $  6,415,733         $  9,326,825
    Barter programming revenue                                2,319,960            2,482,357
    Basic and satellite service                               4,800,924            6,111,267
    Premium services                                            801,619              947,948
    Other                                                       228,077              257,644
                                                           ------------         ------------
      Total revenues                                         14,566,313           19,126,041
                                                           ------------         ------------
Operating expenses:
    Barter programming expense                                2,319,960            2,482,357
    Programming                                               2,636,623            3,664,245
    General and administrative                                1,894,129            2,497,190
    Technical and operations                                  1,366,638            1,623,690
    Marketing and selling                                     2,053,531            2,374,617
    Incentive compensation                                      356,207              289,765
    Management fees                                             787,545            1,095,935
    Depreciation and amortization                             3,884,218            4,851,435
                                                           ------------         ------------
      Income (loss) from operations                            (732,538)             246,807

Interest expense                                             (3,338,612)          (5,560,705)
Interest income                                                    --                151,487
Other expenses, net                                             (84,298)             (61,541)
                                                           ------------         ------------
    Loss before income taxes                                 (4,155,448)          (5,223,952)
Provision (benefit) for income taxes                             20,000             (132,756)
                                                           ------------         ------------
    Net loss                                               ($ 4,175,448)        ($ 5,091,196)
                                                           ============         ============
Loss per share:
    Net loss                                               ($     25.85)        ($     29.95)
                                                           ============         ============
    Weighted average shares outstanding                         161,500              170,000
                                                           ============         ============

           See accompanying notes to consolidated financial statements

                     Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                          Six Months Ended June 30,
                                                                      --------------------------------
                                                                         1995                 1996
                                                                      ----------           -----------
                                                                                (Unaudited)
Cash flows from operating activities:
        Net loss                                                     ($4,175,448)          ($5,091,196)
        Adjustments to reconcile net loss to
          net cash provided by operating activities:
          Depreciation and amortization                                3,884,218             4,851,435
          Program rights amortization                                    662,542               760,929
          Accretion on discount of bonds                                       -               195,926
          Bad debt expense                                                91,470               130,713
          Deferred income taxes                                           20,000              (132,756)
          Payments of programming rights                                (605,078)             (607,085)
          Change in assets and liabilities, net of acquisitions:
             Accounts receivable                                         455,935            (1,804,412)
             Inventory                                                  (326,382)              640,504
             Restricted cash                                                   -             5,012,084
             Prepaid expenses and other                                    8,103              (137,346)
             Accounts payable and accrued expenses                       827,960              (978,574)
             Accrued interest                                             10,736               138,755
             Deposits and other                                            2,281               (64,231)
                                                                     -----------            ----------
        Net cash provided by operating activities                        856,337             2,914,746

Cash flows from investing activities:
           Acquisitions                                                        -           (17,107,329)
           Capital expenditures                                       (1,530,847)           (2,728,232)
           Purchase of intangible assets                              (1,890,254)             (573,239)
           Other                                                            (926)             (157,500)
                                                                     -----------            ----------
        Net cash used for investing activities                        (3,422,027)          (20,566,300)

Cash flows from financing activities:
           Proceeds from long-term debt                                  562,752               247,736
           Borrowings on revolving credit facility                     2,591,335             8,800,000
           Proceeds from long-term borrowings
             from related parties                                         13,000                     -
           Repayments of long-term debt                                  (22,150)              (37,283)
           Debt issuance costs                                          (313,253)                    -
           Capital lease repayments                                     (117,858)             (158,597)
                                                                     -----------            ----------

        Net cash provided by  financing activities                     2,713,826             8,851,856

Net increase (decrease) in cash and cash equivalents                     148,136            (8,799,698)
Cash and cash equivalents, beginning of period                         1,376,224            11,966,567
                                                                     -----------            ----------
Cash and cash equivalents, end of period                              $1,524,360            $3,166,869
                                                                     ===========            ==========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose direct subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Satellite Television, Inc. ("PST") and Pegasus Cable Television, Inc. ("PCT"). PBT, together with its subsidiaries, operates broadcast television stations affiliated with the Fox Broadcasting Company television network ("Fox"). PST provides direct broadcast satellite service to customers in the New England area. PCT, together with its subsidiaries, operate cable television systems that provide service to individual and commercial subscribers in New England and Puerto Rico. The Company is a subsidiary of Pegasus Communications Holdings, Inc. ("PCH").

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pegasus, PBT, PCT, PST and their subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue:

         The Company operates in three industry segments: broadcast television ("TV"), direct broadcast satellite television ("DBS") and cable television ("Cable"). The Company recognizes revenue in its TV operations when advertising spots are broadcast. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell for its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcasted. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks. At June 30, 1996, the Company had $4.9 million held in escrow that may be disbursed from the escrow only to pay interest on its 12.5% Series B Senior Subordinated Notes due 2005 (the "Series B Notes" or "Notes").

Earning per Share:

         Loss per share is calculated based on the retroactive application of the stock exchange which occurred on July 7, 1995.



3.  Common Stock:

         At June 30, 1996 and December 31, 1995, common stock consists of the following:

        Pegasus Class A common  stock, $0.01 par value;
            230,000 shares authorized; 161,500 issued and
            outstanding .....................................       $1,615
        Pegasus Class B common stock, $0.01 par value;
            20,000 shares authorized; 8,500 issued and
            outstanding .....................................           85
                                                                 ----------
            Total common stock ..............................       $1,700
                                                                 ==========

         On July 7, 1995, as part of a plan of reorganization, the Company agreed to exchange 161,500 shares of Class A Common Stock for all of the existing common stock outstanding of the Company, all outstanding shares of PST and a 99% limited interest in Pegasus Broadcast Associates ("PBA"). The Company also acquired all of the outstanding interests of Mayaguez Cable Television ("MCT") for nominal consideration. Additionally, the Company issued 8,500 shares of Class B Common stock on July 7, 1995 in connection with the note offering (see footnote 4).

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Long-Term Debt:

     Long-term debt consists of the following at:


                      (in thousands)                                              December 31,                  June 30,
                                                                                      1995                        1996
                                                                                ----------------           -----------------
Series B senior subordinated notes, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1, and July 1, net of unamortized discount of $3,804,546 and $3,608,620 as of December
     31, 1995 and June 30, 1996, respectively .............................          $81,195                     $81,391

Senior five year revolving credit facility dated July 7, 1995, interest at the Company's option at either the bank's prime rate, plus an applicable margin or LIBOR, plus an applicable margin
     (8.25% at June 30, 1996)..............................................                -                       8,800

Mortgage payable, due 2000, interest at 8.75%..............................              518                         509

Other......................................................................              761                       3,872
                                                                                ------------                ------------
                                                                                      82,474                      94,572
Less current maturities....................................................              240                         309
                                                                                ------------                ------------
Long-term debt.............................................................          $82,234                     $94,263
                                                                                ============                ============

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

         During 1994, the DPUC ordered a reduction in the rates charged by Pegasus Cable Television - Connecticut ("PCT-CT") for its basic cable service tier and equipment charges and refunds for related overcharges, plus interest, retroactive to September 1, 1993 requiring PCT-CT to issue refunds totaling $141,000. In December 1994, the Company filed an appeal with the FCC. In March 1995, the FCC granted a stay of the DPUC's rate reduction and refund order pending the appeal. The FCC has not ruled on the appeal and the outcome cannot be predicted with any degree of certainty. The Company believes it will prevail in its appeal. In the event of an adverse ruling, the Company expects to make refunds in kind rather than cash.

         The Company is currently contesting a claim for unpaid premiums on its workers insurance policy assessed by the state insurance fund of Puerto Rico. Based upon current information available, the Company's liability related to the claim is estimated to be less than $200,000.

         From time to time the Company is also involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to the above claims will not have a material adverse effect on the combined operations, cash flows or financial position of the Company.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Acquisitions:

         On January 29, 1996, PCH acquired 100% of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), a wholly owned subsidiary of Bride Communications, Inc. ("BCI") which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI amounted to $11.7 million of which $4.2 million was allocated to fixed and intangible assets and $7.5 million to goodwill. On June 20, 1996, PCH acquired the FCC license and Fox Affiliation Agreement of WPXT for aggregate consideration of $3.0 million.

         Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc. and certain of its affiliates for approximately $5.0 million in cash, except for the FCC license and Fox affiliation agreement. Additionally, WTLH License Corp., an unrestricted subsidiary of the Company, entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with General Management Consultants, Inc. ("GMC"), the licensee of WTLH, Tallahassee, Florida. As a result of entering into the put/call agreement, the Company recorded $3.1 million in intangible assets and long term debt representing the FCC license and Fox affiliation agreement and the related contingent liability. The aggregate purchase price of the principal assets of WTLH, Inc. amounted to $8.4 million of which $2.2 million was allocated to fixed and intangible assets and $5.9 million to various intangible assets. The Company programs WTLH under a Time Brokerage Agreement with GMC.

         The following summary, prepared on a pro forma basis, combines the results of operations as if the above stations had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The proforma information does not purport to be indicative of what would have occurred had the acquisitions been made of those dates or of results which may occur in the future.

                                                         Six Months Ended
                                                     -----------------------
      (in thousands, except earnings per share)           (unaudited)
                                                      1995              1996
                                                      ----              ----
     Net Revenues ............................       $15,905           $19,895
                                                 =============      ============
     Operating income (loss) .................         $(831)             $335
                                                 =============      ============
     Net loss ................................       $(4,805)          $(5,522)
                                                 =============      ============
     Net loss per share ......................       $(29.75)          $(32.48)
                                                 =============      ============


7.  Other Events:

         On March 21, 1996, PCH entered into a definitive agreement to acquire all of the assets of Dom's Tele-Cable, Inc. ("Dom's") for approximately $25 million in cash and $1.4 million in assumed liabilities. Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system.

         In July 1996, the Company entered into a letter of intent to sell certain assets of its New England cable system for approximately $7.1 million in cash. The Company anticipates recognizing a gain in the transaction.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8. Other Information (unaudited):

         The Indenture governing the Series B Notes requires the Company to provide information concerning Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such person and its Restricted Subsidiaries less DBS Cash Flow [PST Operating Cash Flow] for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisitions of WPXT and WTLH, as if such acquisitions had occurred on July 1, 1995, Adjusted Operating Cash Flow for the four quarters ended June 30, 1996 would have been approximately $13.6 million.


                    (in thousands)                        Four Quarters
                                                              Ended
                                                          June 30, 1996
                                                        -----------------

    Net revenues                                            $36,608

    Direct operating expenses, excluding incentive
      compensation and management fees                       23,521
                                                        -----------------

    Income from operations before incentive
      compensation, management fees and
       depreciation and amortization                         13,087

    Allowable cash portion of incentive
      compensation and management fees                        1,144
                                                        -----------------

    Operating cash flow                                      11,943
      Less DBS cash flow, last four quarters                  (489)
      Plus DBS cash flow, last quarter annualized              876

                                                        =================
    Adjusted operating cash flow                             $12,330
                                                        =================


9.  Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of PCT-CT and WTLH License Corp. (the "Guarantor Subsidiaries"). PCT-CT, a wholly-owned subsidiary of PCT and an indirect subsidiary of the Company, and WTLH License Corp., a wholly-owned subsidiary of PBT and an indirect subsidiary of the Company, are not guarantors of the Series B Notes ("Non-guarantors"). As the result of PCT-CT and WTLH License Corp. not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Subsidiary Guarantees (continued):

Condensed Consolidated Balance Sheets
(in thousands-unaudited)
As of June 30, 1996

                                                          Guarantor       Non-guarantor
                                                        Subsidiaries      Subsidiaries     Pegasus      Eliminations      Totals
                                                        ------------      -------------    -------      ------------      --------
Assets:
Cash and cash equivalents                                   $2,454             $264          $449                           $3,167
Restricted cash                                                  0                0         4,869                            4,869
Accounts receivable, net                                     6,791               26                                          6,817
Other current assets                                        (4,727)             205         6,465            $225            2,168
                                                         -------------------------------------------------------------------------
  Total current assets                                       4,518              495        11,783             225           17,021

Property and equipment, net                                 21,765            2,439                                         24,204
Intangible assets, net                                      53,639            3,502         3,615                           60,756
Other assets                                                 1,935                                                           1,935
Investment in subsidiaries and affiliates                   (1,797)                        72,556         (70,759)               0
                                                         -------------------------------------------------------------------------
  Total assets                                             $80,060           $6,436       $87,954        ($70,534)        $103,916
                                                         =========================================================================
Liabilities and total equity:
Current portion of long-term debt                             $227              $82                                           $309
Accounts payable                                             3,254              194                          $225            3,673
Other current liabilities                                    3,931              257        $5,368                            9,556
                                                         -------------------------------------------------------------------------
  Total current liabilities                                  7,412              533         5,368             225           13,538
Long-term debt                                              68,951            7,393        81,391         (63,472)          94,263
Other liabilities                                           (2,630)             307         3,599                            1,276
                                                         -------------------------------------------------------------------------
 Total Liabilities                                          73,733            8,233        90,358         (63,247)         109,077
Total equity (deficit)                                       6,327           (1,797)       (2,404)         (7,287)          (5,161)
                                                         -------------------------------------------------------------------------
  Total liabilities and equity                             $80,060           $6,436       $87,954        ($70,534)        $103,916
                                                         =========================================================================
As of December 31, 1995
Assets:
Cash and cash equivalents                                   $2,383             $651        $8,933                          $11,967
Restricted cash                                                  0                0         9,881                            9,881
Accounts receivable, net                                     4,823               58                                          4,881
Other current assets                                         4,242              444        (1,887)          ($426)           2,373
                                                         -------------------------------------------------------------------------
  Total current assets                                      11,448            1,153        16,927            (426)          29,102

Property and equipment, net                                 14,103            2,161                                         16,264
Intangible assets, net                                      43,711              532         3,782                           48,025
Other assets                                                 2,022                4                                          2,026
Investment in subsidiaries and affiliates                    2,870                         72,533         (75,403)               0
                                                         -------------------------------------------------------------------------
  Total assets                                             $74,154           $3,850       $93,242        ($75,829)         $95,417
                                                         =========================================================================
Liabilities and total equity:
Current portion of long-term debt                             $210             $456                         ($426)            $240
Accounts payable                                             2,982              154                                          3,136
Other current liabilities                                    2,899              314        $5,135                            8,348
                                                         -------------------------------------------------------------------------
  Total current liabilities                                  6,091              924         5,135            (426)          11,724
Long-term debt                                              64,445            4,352        81,195         (67,758)          82,234
Other liabilities                                            1,533               13           $88                            1,634
                                                         -------------------------------------------------------------------------
 Total Liabilities                                          72,069            5,289        86,418         (68,184)          95,592
Total equity (deficit)                                       2,085           (1,439)        6,824          (7,645)            (175)
                                                         -------------------------------------------------------------------------
  Total liabilities and equity                             $74,154           $3,850       $93,242        ($75,829)         $95,417
                                                         =========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Subsidiary Guarantees (continued):

Condensed Consolidated Statements of Operations
For the Six Months ended June 30, 1996
(in thousands)

(unaudited)                            Guarantor         Non-guarantor
                                      Subsidiaries       Subsidiaries          Pegasus        Eliminations          Totals
                                      ------------       -------------         -------        ------------          ------
Total revenue                          $ 17,776           $  1,400                              ($    50)          $ 19,126
Total operating expenses                 17,504              1,235           $    190                (50)            18,879
                                      -------------------------------------------------------------------------------------
Income (loss) from operations               272                165               (190)                                  247

Interest expense                          4,660                224              5,495             (4,818)             5,561
Other                                        14                                  (104)                                  (90)
                                      -------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                  (4,402)               (59)            (5,581)             4,818             (5,224)
Provision for income taxes                 (133)                                                                       (133)
                                      -------------------------------------------------------------------------------------
Net income (loss)                       ($4,269)         ($     59)         ($  5,581)           $ 4,818          ($  5,091)
                                      =====================================================================================


Condensed Consolidated Statements of Operations
For the Six Months ended June 30, 1995
(in thousands)

(unaudited)                              Guarantor        Non-guarantor
                                       Subsidiaries        Subsidiary          Pegasus        Eliminations         Totals
                                       ------------       -------------        -------        ------------         ------
Total revenue                          $  13,345           $  1,271                              ($    50)          $14,566
Total operating expenses                  14,291              1,057                                   (50)           15,298
                                      -------------------------------------------------------------------------------------
Income (loss) from operations               (946)               214                                                    (732)

Interest expense                           3,339                274           $  1,844             (2,118)            3,339
Other                                         84                                                                         84
                                      -------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                   (4,369)               (60)            (1,844)             2,118            (4,155)
Provision for income taxes                    20                                                                         20
                                      -------------------------------------------------------------------------------------
Net loss                              ($   4,389)         ($     60)         ($  1,844)           $ 2,118          ($ 4,175)
                                      =====================================================================================

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Subsidiary Guarantees (continued):

Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 1996
(in thousands)
(unaudited)


                                                          Guarantor       Non-guarantor
                                                        Subsidiaries      Subsidiaries     Pegasus      Eliminations      Totals
                                                        ------------      -------------    -------      ------------      --------
Cash flows from operating activities:
Net income (loss)                                         ($4,269)              ($59)     ($5,581)           $4,818      ($5,091)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt
  Depreciation and amortization                             4,337                324          190                          4,851
  Program rights amortization                                 761                                                            761
  Change in assets and liabilities
     Accounts receivable                                   (1,818)                14                                      (1,804)
     Accounts payable and accrued expenses                  5,747                 64          (55)           (6,735)        (979)
     Prepaids and other                                      (113)               (31)           7                           (137)
Other                                                         302                           5,012                          5,314
                                                        ------------------------------------------------------------------------
Net cash provided by operating activities                   4,947                312         (427)           (1,917)       2,915

Cash flows from investing activities:
   Capital expenditures                                    (2,237)              (491)                                     (2,728)
   Purchase of intangible assets                             (544)                (7)         (22)                          (573)
   Other                                                  (17,108)                           (158)                       (17,266)
                                                        ------------------------------------------------------------------------
Net cash used by investing activities                     (19,889)              (498)        (180)                       (20,567)

Cash flows from financing activities:
   Proceeds from long-term debt                             9,022                 26                                       9,048
   Repayment of long-term debt                               (180)               (16)                                       (196)
  Other                                                    (2,762)              (211)       1,056             1,917
                                                        ------------------------------------------------------------------------
Net cash provided (used) by financing activities            6,080               (201)       1,056             1,917        8,852

Net decrease in cash and cash equivalents                  (8,862)              (387)         449                         (8,800)
Cash and cash equivalents, beginning of period             11,316                651                                      11,967
                                                        ------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $2,454               $264         $449                         $3,167
                                                        ========================================================================

Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 1996
(in thousands)
(unaudited)

                                                         Guarantor        Non-guarantor
                                                        Subsidiaries      Subsidiaries     Pegasus      Eliminations      Totals
                                                        ------------      -------------    -------      ------------      --------
Cash flows from operating activities:
Net loss                                                  ($4,339)              ($60)     ($1,844)           $2,068      ($4,175)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                             3,588                296                                       3,884
  Program rights amortization                                 663                                                            663
  Change in assets and liabilities
     Accounts receivable                                      384                 72                                         456
     Accounts payable and accrued expenses                    790                 48                                         838
     Prepaids and other                                      (137)                71                             74            8
Other                                                        (677)                 6         (147)                          (818)
                                                        ------------------------------------------------------------------------
Net cash provided by operating activities                     272                433       (1,991)             2,142         856

Cash flows from investing activities:
   Capital expenditures                                    (1,144)              (100)        (287)                        (1,531)
   Purchase of intangible assets                           (1,818)               (72)                                     (1,890)
   Other                                                       (1)                                                            (1)
                                                        ------------------------------------------------------------------------
Net cash used by investing activities                      (2,963)              (172)        (287)                        (3,422)

Cash flows from financing activities:
   Proceeds from long-term debt                               545                 18                                         563
   Repayment of long-term debt                                144               (166)                                        (22)
  Other                                                     2,269               (232)       2,278             (2,142)      2,173
                                                        ------------------------------------------------------------------------
Net cash provided (used) by financing activities            2,958               (380)       2,278             (2,142)      2,714

Net increase (decrease) in cash                               267               (119)                                        148
Cash and cash equivalents, beginning of period              1,066                310                                       1,376
                                                        ------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $1,333               $191                                      $1,524


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company operates in three media and communication businesses: TV, DBS and Cable. The Company's TV operations owns and operates five Fox affiliated television stations. The principal tangible assets of two of such stations were acquired in the first quarter of 1996. DBS operations consist of providing DIRECTV service in certain areas of New England in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England and Puerto Rico.

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

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs and (iv) general and administrative expenses. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to TV program suppliers in lieu of cash. DBS programming expenses consist of amounts paid to program suppliers and DSS authorization charges, each of which is paid on a per subscriber basis, DIRECTV royalties and satellite control fees. Cable programming expenses typically consist of amounts paid to program suppliers on a per subscriber basis.

Discussion and Analysis of Operating Results

Three months ended June 30, 1996 compared to three months ended June 30, 1995

         The Company's net revenues increased by approximately $2,847,000 or 36% for the three months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $1,957,000 or 40% increase in TV revenues of which $389,000 or 20% was due to ratings growth which the Company was able to convert into higher revenues and $1,568,000 or 80% resulting from acquisitions made in the first quarter 1996, (ii) a $615,000 or 213% increase in revenues from the increased number of DBS subscribers, (iii) a $23,000 or 2% increase in Puerto Rico cable revenues due primarily to a rate increase in April and (iv) a $252,000 or 16% increase in New England cable revenues due primarily to rate increases and new combined service packages.

         The Company's total location operating expenses increased by approximately $1,394,000 or 26% for the three months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $995,000 or 28% increase in TV operating expenses as the net result of a $34,000 or 1% decrease in same station direct operating expenses and a $1,029,000 increase attributable to stations acquired in the first quarter 1996, (ii) a $338,000 or 98% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $254,000, royalty costs of $22,000, and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $62,000, (iii) a $48,000 or 8% decrease in Puerto Rico cable operating expenses due primarily to reduced contractor and converter repairs work that was brought "in house" and (iv) a $109,000 or 13% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages.

         As a result of these factors, income from operations before management fees, depreciation and amortization and incentive compensation ("Location Cash Flow") increased by $1,453,000 or 59% for the three months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $962,000 or 71% increase in TV Location Cash Flow of which $423,000 or 44% was due to an increase in same station Location Cash Flow and $539,000 or 56% was due to an increase attributable to stations acquired in the first quarter 1996, (ii) a $277,000 increase in DBS Location Cash Flow, (iii) a $71,000 or 18% decrease in Puerto Rico cable Location Cash Flow and (iv) a $143,000 or 18% increase in New England cable Location Cash Flow. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, and incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $148,000 for the three months ended June 30,1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Depreciation and amortization expense increased by approximately $497,000 for the three months ended June 30,1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of two completed acquisitions during the first quarter of 1996.

         As a result of these factors, income from operations increased by approximately $808,000 for the three months ended June 30, 1996 as compared to the same period in 1995.

         Interest expense increased by approximately $977,000 or 58% for the three months ended June 30, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes.

         The Company's net loss increased by $267,000 for the three months ended June 30, 1996 as compared to the same period in 1995 and was the net result of an increase in income from operations of approximately $808,000, an increase in interest expenses of $977,000, an increase in interest income of $50,000, an increase in the provision for income taxes of $121,000 and a increase in other expenses of approximately $27,000.


Six months ended June 30, 1996 compared to six months ended June 30, 1995


         The Company's net revenues increased by approximately $4,560,000 or 31% for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $3,071,000 or 35% increase in TV revenues of which $717,000 or 23% was due to ratings growth which the Company was able to convert into higher revenues and $2,354,000 or 77% resulting from acquisitions made in the first quarter 1996, (ii) a $1,040,000 or 197% increase in revenues from the increased number of DBS subscribers, (iii) a $39,000 or 2% increase in Puerto Rico cable revenues due primarily to a rate increase in April and (iv) a $410,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages.

         The Company's total location operating expenses increased by approximately $2,371,000 or 23% for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $1,557,000 or 23% increase in TV operating expenses as the net result of a $20,000 or 1% decrease in same station direct operating expenses and a $1,577,000 increase attributable to stations acquired in the first quarter 1996, (ii) a $639,000 or 103% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $456,000, royalty costs of $45,000, and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $138,000, (iii) a $14,000 or 1% decrease in Puerto Rico cable operating expenses due primarily to reduced contractor and converter repairs work that was brought "in house" and (iv) a $189,000 or 11% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages.


         As a result of these factors, income from operations before management fees, depreciation and amortization and incentive compensation ("Location Cash Flow") increased by $2,189,000 or 51% for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of (i) a $1,514,000 or 71% increase in TV Location Cash Flow of which $736,000 or 49% was due to an increase in same station Location Cash Flow and $778,000 or 51% was due to an increase attributable to stations acquired in the first quarter 1996, (ii) a $401,000 increase in DBS Location Cash Flow, (iii) a $53,000 or 7% decrease in Puerto Rico cable Location Cash Flow and (iv) a $221,000 or 15% increase in New England cable Location Cash Flow. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, and incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $242,000 for the six months ended June 30,1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Depreciation and amortization expense increased by approximately $967,000 for the six months ended June 30,1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of two completed acquisitions during the first quarter of 1996.

         As a result of these factors, income from operations increased by approximately $979,000 for the six months ended June 30, 1996 as compared to the same period in 1995.

         Interest expense increased by approximately $2,222,000 or 67% for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes.

         The Company's net loss increased by $879,000 for the six months ended June 30, 1996 as compared to the same period in 1995 and was the net result of a increase in income from operations of approximately $979,000, an increase in interest expenses of $2,222,000, an increase in interest income of $151,000, an decrease in the provision for income taxes of $189,000 and a decrease in other expenses of approximately $24,000.

Liquidity and Capital Resources


         The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company had $4.9 million in a restricted cash account that was used to pay interest on the Company's Notes in July 1996. The Company has used these funds to meet its debt service obligations, fund investments in its TV and cable technical facilities and fund investments in cable and DBS customer premises equipment that is rented or leased to subscribers.

         During the six months ended June 30, 1996, net cash provided by operations was approximately $2.9 million, which together with $12.0 million of cash on hand and $8.9 million of net cash provided by the Company's financing activities was used to fund investing activities of $20.1 million. Investment activities consisted of (i) the acquisitions of PBI and WTLH for approximately $17.1 million, (ii) the purchase of a PCT-CT office facility for $135,000, (iii) the purchase of DSS units used as rental and lease units amounting to $562,000 and (iv) maintenance and other capital expenditures and intangibles totaling approximately $2.3 million. As of June 30, 1996, the Company's cash on hand approximated $3.2 million.

         The Company has a 5 year, senior collateralized revolving credit facility in the amount of $10 million (the "Credit Facility") from which $8.8 million was drawn in connection with the acquisitions of PBI and WTLH, Inc. in the first half of 1996. The remainder of the funds under the Credit Facility are intended to be used for general corporate purposes.

         The Company has obtained a commitment letter from a lender for a $50 million credit facility ("New Credit Facility") which could be used to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's") and believes that following the acquisitions of Dom's, WTLH and WPXT it will have adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.


         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness which could result in increased debt service requirements. The Company's ability to incur additional indebtedness is limited under the terms of the Indenture and the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of profitability. Under terms of the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent. The Company or its parent may also issue equity to fund future expansion and acquisition requirements.

Other

         The Company's revenues vary throughout the year. As is typical in the broadcast television industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term, the impact of such advertising and promotion may or may not be realized in future periods.

         The Company believes that inflation has not been a material factor affecting the company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bear interest at a fixed rate.

         The Company has reviewed the provisions of Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in debt and Equity securities," and No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and believes that future implementation of the above standards will not have a material impact on the Company.

Part II. Other Information.

Item 4. Submission of matters to a Vote of Security Holders.

                  The 1996 Annual Meeting of Stockholders was held on May 9, 1996. At the meeting, Marshall W. Pagon and Donald W. Weber, who constituted the Company's only directors, were reelected to the Board of Directors to serve until the next annual meeting and until their successors have been elected and qualified. Of the 1,615,000 votes cast at the election, all of these votes were cast in favor of the reelection of Messrs. Pagon and Weber. No other matters were submitted to the vote of the Stockholders.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

         10.1 Franchise Agreement granted to Dom's to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to the Company's Form 8-K dated March 21, 1996).

         10.2 Franchise Agreement granted to Dom's to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to Exhibit 3 to the Company's Form 8-K dated March 21, 1996).

         27       Financial Data Schedule


(b) Reports on Form 8-K

                  On March 22, 1996, the Company filed a Form 8-K dated March 8, 1996 reporting under Item 2 the acquisition of the principal tangible assets of WTLH, channel 49, Tallahassee, Florida. On May 11, 1996, the Company filed Amendment No. 1 to the Form 8-K dated March 8, 1996 to provide certain financial statements that were omitted from Item 7(a) and 7(b) of the original Form 8-K.

                  On March 21, 1996, the Company's parent, PCH, entered into a definitive agreement to acquire substantially all of the assets of Dom's Tele-Cable, Inc. ("Dom's") for approximately $26 million in cash and assumed liabilities. PCH intends to assign the assets to two subsidiaries of the Company. This event was reported under Item 5 on a Form 8-K dated March 21, 1996, which was filed with the Securities and Exchange Commission on May 2, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Media & Communications, Inc.



Date  August 13, 1996               By /s/ Robert N. Verdecchio
     -----------------                 ------------------------------
                                           Robert N. Verdecchio
                                           Sr. Vice-President and
                                           Chief Financial  Officer