Form 10-Q
period 1996-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1996-11-14
CIK 948590

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         23-2778525
--------------------------------                     ------------------------
(State of other jurisdiction of                           (IRS Employer
 incorporation of organization)                       Identification Number)

c/o Pegasus Communications Management Company
5 Radnor Corporate Center; Suite 454, Radnor, PA                       19087
------------------------------------------------                     ----------
  (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes_X_ No___


Number of shares of each class of the registrant's common stock outstanding as of November 11, 1996:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1996


                                                                                                 Page
                                                                                                ------
Part I.  Financial Information


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1995 and September 30, 1996                             3

                           Consolidated Statements of Operations
                             Three months ended  September 30, 1995 and 1996                      4

                           Consolidated Statements of Operations
                             Nine months ended  September 30, 1995 and 1996                       5

                           Consolidated Statements of Cash Flows
                             Nine months ended  September 30, 1995 and 1996                       6

                           Notes to Consolidated Financial Statements                             7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.                      16


Part II.  Other Information



         Item 6            Exhibits and reports on Form 8-K.                                     21

         Signature                                                                               22



                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets


                                                         December 31, 1995           September 30, 1996
                                                         ------------------          -----------------
                           ASSETS                                         (Unaudited)

Current assets:
     Cash and cash equivalents                                $11,966,567                $5,617,426
     Restricted cash                                            9,881,198                        --
     Accounts receivable, less allowance for doubtful
       accounts at December 31, 1995 and September 30,
       1996, of $238,000 and $256,000, respectively             4,881,687                 4,463,687
     Program rights                                               931,664                 1,451,077
     Inventory                                                  1,100,899                   233,629
     Deferred taxes                                                42,440                    77,887
     Prepaid expenses and other                                   297,861                 1,462,429
                                                              -----------              ------------
       Total current assets                                    29,102,316                13,306,135

Property and equipment, net                                    16,263,851                25,765,406
Intangible assets, net                                         48,025,491                80,780,835
Program rights                                                  1,932,680                 2,227,268
Deposits and other                                                 92,325                   166,498
                                                              -----------              ------------
       Total assets                                           $95,416,663              $122,246,142
                                                              ===========              ============

               LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Notes payable                                               $164,373                   $51,666
     Current portion of long-term debt                            239,934                   365,328
     Accounts payable                                           3,136,310                 3,858,921
     Accrued interest                                           5,173,745                 2,885,166
     Accrued expenses                                           1,868,142                 4,575,875
     Current portion of program rights payable                  1,141,793                 1,581,374
                                                              -----------              ------------
       Total current liabilities                               11,724,297                13,318,330
                                                              -----------              ------------

Long-term debt, net                                            82,234,005               117,025,050
Program rights payable                                          1,421,399                 1,539,915
Deferred taxes                                                    211,902                   137,349
                                                              -----------              ------------
       Total liabilities                                       95,591,603               132,020,644
Commitments and contingent liabilities                                 --                        --

Total equity (deficiency)
     Class A common stock                                           1,615                     1,615
     Class B common stock                                              85                        85
     Additional paid-in capital                                 7,880,848                 7,880,848
     Retained earnings (deficit)                                1,325,548                (3,203,594)
     Partners' deficit                                         (9,383,036)              (14,453,456)
                                                              -----------              ------------
       Total equity (deficiency)                                 (174,940)               (9,774,502)
                                                              -----------              ------------

       Total liabilities and equity                           $95,416,663              $122,246,142
                                                              ===========              ============


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                               Three Months Ended September 30,
                                                                           -----------------------------------------
                                                                                 1995                   1996
                                                                           -----------------      -----------------
                                                                             (unaudited)            (unaudited)
Revenues:
    Broadcasting revenue, net of agency commissions                              $3,355,005             $5,020,614
    Barter programming revenue                                                    1,315,140              1,337,643
    Basic and satellite service                                                   2,561,551              3,853,157
    Premium services                                                                436,671                540,565
    Other                                                                           193,679                158,164
                                                                           -----------------      -----------------
      Total revenues                                                              7,862,046             10,910,143
                                                                           -----------------      -----------------

Operating expenses:
    Barter programming expense                                                    1,315,140              1,337,643
    Programming                                                                   1,247,131              2,198,216
    General and administrative                                                    1,107,289              1,540,193
    Technical and operations                                                        691,789                838,474
    Marketing and selling                                                           764,771              1,518,797
    Incentive compensation                                                           87,788                315,625
    Management fees                                                                 400,241                599,260
    Depreciation and amortization                                                 2,291,838              3,553,217
                                                                           -----------------      -----------------
      Income (loss) from operations                                                 (43,941)              (991,282)

Interest expense                                                                 (2,614,614)            (3,354,213)
Interest income                                                                     184,362                 20,026
Other expenses, net                                                                  15,665                (14,952)
                                                                           -----------------      -----------------
    Loss before income taxes                                                     (2,458,528)            (4,340,421)
Provision (benefit) for income taxes                                                 10,000                 22,756
                                                                           -----------------      -----------------
    Loss before extraordinary items                                              (2,468,528)            (4,363,177)
Extraordinary gain (loss) from extinguishment of debt, net                        6,931,323               (250,603)
                                                                           ----------------       ----------------
    Net loss                                                                     $4,462,795            ($4,613,780)
                                                                           =================      =================


Loss per share:
    Income loss before extraordinary items                                          ($14.56)               ($25.67)
    Extraordinary (loss) gain                                                         40.89                  (1.47)
                                                                           -----------------      -----------------
    Net loss                                                                         $26.33                ($27.14)
                                                                           =================      =================

    Weighted average shares outstanding                                             169,532                170,000
                                                                           =================      =================



           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                               Nine Months Ended September 30,
                                                                           ----------------------------------------
                                                                                 1995                   1996
                                                                           -----------------      -----------------
                                                                                         (Unaudited)

Revenues:
    Broadcasting revenue, net of agency commissions                              $9,770,738            $14,347,439
    Barter programming revenue                                                    3,635,100              3,820,000
    Basic and satellite service                                                   7,362,475              9,964,424
    Premium services                                                              1,238,290              1,488,513
    Other                                                                           421,756                415,808
                                                                           -----------------      -----------------
      Total revenues                                                             22,428,359             30,036,184
                                                                           -----------------      -----------------

Operating expenses:
    Barter programming expense                                                    3,635,100              3,820,000
    Programming                                                                   3,883,754              5,862,461
    General and administrative                                                    3,001,418              4,037,383
    Technical and operations                                                      2,058,427              2,462,164
    Marketing and selling                                                         2,818,302              3,893,414
    Incentive compensation                                                          443,995                605,390
    Management fees                                                               1,187,786              1,695,195
    Depreciation and amortization                                                 6,176,056              8,404,652
                                                                           -----------------      -----------------
      Income (loss) from operations                                                (776,479)              (744,475)

Interest expense                                                                 (5,953,226)            (8,914,918)
Interest income                                                                     184,362                171,513
Other expenses, net                                                                 (68,633)               (76,493)
                                                                           -----------------      -----------------
    Loss before income taxes                                                     (6,613,976)            (9,564,373)
Provision (benefit) for income taxes                                                 30,000               (110,000)
                                                                           -----------------      -----------------
    Loss before extraordinary items                                              (6,643,976)            (9,454,373)
Extraordinary gain (loss) from extinguishment of debt, net                        6,931,323               (250,603)
                                                                           -----------------      -----------------
    Net loss                                                                       $287,347            ($9,704,976)
                                                                           =================      =================


Loss per share:
    Loss before extraordinary items                                                 ($40.47)               ($55.61)
    Extraordinary (loss) gain                                                         42.22                  (1.47)
                                                                           -----------------      -----------------
    Net loss                                                                          $1.75                ($57.09)
                                                                           =================      =================

    Weighted average shares outstanding                                             164,178                170,000
                                                                           =================      =================

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                      Nine Months Ended September 30
                                                                     --------------------------------
                                                                        1995                 1996
                                                                     ----------           ----------
                                                                                (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $   287,347          ($9,704,976)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Extraordinary (gain) loss on
     extinguishment of debt, net                                       (6,931,323)             250,603
    Depreciation and amortization                                       6,176,056            8,404,652
    Program rights amortization                                         1,140,261            1,063,439
    Accretion on discount of bonds                                             --              294,066
    Bad debt expense                                                      140,309              (92,413)
    Deferred income taxes                                                  30,000             (110,000)
    Payments of programming rights                                     (1,006,527)          (1,319,343)
    Change in assets and liabilities, net of acquisitions:
       Accounts receivable                                                194,165              510,413
       Inventory                                                         (554,492)             867,270
       Restricted cash                                                 (9,768,877)           9,875,818
       Prepaid expenses and other                                         (65,619)          (1,164,568)
       Accounts payable and accrued expenses                             (584,785)           3,430,344
       Accrued interest                                                 2,151,901           (2,288,579)
       Deposits and other                                                     463              (74,173)
                                                                      -----------          -----------
   Net cash provided by operating activities                           (8,791,121)           9,942,553

Cash flows from investing activities:
     Acquisitions                                                              --          (43,050,514)
     Capital expenditures                                              (2,015,042)          (2,584,446)
     Purchase of intangible assets                                     (1,912,368)            (843,210)
     Other                                                                 (1,200)                  --
                                                                      -----------          -----------
   Net cash used for investing activities                              (3,928,610)         (46,478,170)

Cash flows from financing activities:
     Proceeds from long-term debt                                      82,439,688              247,736
     Borrowings on revolving credit facility                            2,591,335           40,400,000
     Proceeds from long-term borrowings
       from related parties                                                13,000                   --
     Repayments of long-term debt                                     (51,730,178)          (8,870,653)
     Debt issuance costs                                               (3,640,450)          (1,383,670)
     Capital lease repayments                                            (159,374)            (206,937)
     Distribution to parent                                           (12,500,000)                  --
     Proceeds from the issuance of common stock                         4,000,000                   --
                                                                      -----------          -----------

   Net cash provided by financing activities                           21,014,021           30,186,476

Net increase (decrease) in cash and cash equivalents                    8,294,290           (6,349,141)
Cash and cash equivalents, beginning of period                          1,376,224           11,966,567
                                                                      -----------          -----------
Cash and cash equivalents, end of period                               $9,670,514           $5,617,426
                                                                      ===========          ===========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose direct subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Satellite Television, Inc. ("PST") and Pegasus Cable Television, Inc. ("PCT"). PBT, together with its subsidiaries, operates broadcast television stations affiliated with the Fox Broadcasting Company television network ("Fox"). PST provides direct broadcast satellite service to customers in the New England area. PCT, together with its subsidiaries, operate cable television systems that provide service to individual and commercial subscribers in New England and Puerto Rico. Prior to October 8, 1996, the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996, the Company became a direct subsidiary of Pegasus Communications Corporation ("PCC") in conjunction with PCC's initial public offering of its Class A Common Stock.

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



3.  Common Stock:

         At December 31, 1995 and September 30, 1996, common stock consists of the following:

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

                                                                    ----------
              Total  common  stock ............................        $1,700
                                                                    ==========


         On July 7, 1995, as part of a plan of reorganization, the Company agreed to exchange 161,500 shares of Class A Common Stock for all of the existing common stock outstanding of the Company, all outstanding shares of PST and a 99% limited partnership interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 shares of Class B Common stock on July 7, 1995 in connection with the note offering (see footnote 4).

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Long-Term Debt:

     Long-term debt consists of the following at:
                      (in thousands)                                                    December 31,               September 30,
                                                                                           1995                        1996
                                                                                      ----------------           -----------------
Series B senior subordinated notes, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1, and July 1, net of unamortized discount of $3,804,546 and $3,510,480 as of December 31, 1995 and
    September 30, 1996,  respectively...........................................         $81,195                     $81,490
Senior seven year revolving credit facility dated August 29, 1996, interest at the Company's option at either the bank's prime rate, plus an applicable margin or LIBOR, plus an applicable margin (8.25% at September
    30, 1996)...................................................................             --                       31,600
Mortgage payable, due 2000, interest at 8.75% ..................................             518                         503
Other...........................................................................             761                       3,797
                                                                                      ----------------           -----------------
                                                                                          82,474                     117,390
Less current maturities.........................................................             240                         365
                                                                                      ----------------           -----------------
Long-term debt..................................................................         $82,234                    $117,025
                                                                                      ================           =================

         On July 7, 1995, the Company sold 85,000 units consisting of $85,000,000 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes") and 8,500 shares of Class B Common stock. All of the Series A Notes were exchanged for the Company's 12.5% Series B Senior Subordinated Notes due 2005 (the "Notes" or the "Series B Notes") which have substantially identical terms. The net proceeds from the sale were used to (i) repay approximately $38.6 million in loans and other obligations, (ii) repurchase $26.0 million of notes for approximately $13.0 million resulting in an extraordinary gain of $10.2 million, net of expenses of $2.8 million, (iii) make a $12.5 million distribution to PCH, (iv) escrow $9.7 million for the purpose of paying interest on the Notes, (v) pay $3.3 million in fees and expenses and (vi) fund proposed acquisitions.

         On August 29, 1996, the Company entered into a $50.0 million seven-year senior revolving credit facility, which is collateralized by substantially all of the assets of the Company. On the same date, the Company had drawn $8.8 million to repay all amounts outstanding under the $10.0 million senior collateralized five-year revolving credit facility and approximately $22.8 million to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's").

5.  Commitments and Contingent Liabilities:

Legal Matters:

         The operations of the Company are subject to regulation by the Federal Communications Commission ("FCC") and other franchising authorities, including the Connecticut Department of Public Utility Control ("DPUC"). During 1994, the DPUC ordered a reduction in the rates charged by PCT-CT for its basic cable service tier and equipment charges and refunds for related overcharges, plus interest, retroactive to September 1, 1993 requiring PCT-CT to issue refunds totaling $141,000. In December 1994, the Company filed an appeal with the FCC. In March 1995, the FCC granted a stay of the DPUC's rate reduction and refund order pending the appeal. The FCC has not ruled on the appeal and the outcome cannot be predicted with any degree of certainty. The Company believes it will prevail in its appeal. In the event of an adverse ruling, the Company expects to make refunds in kind rather than in cash.

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


6.  Acquisitions:

         On January 29, 1996, PCH acquired 100% of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), a wholly owned subsidiary of Bride Communications, Inc. ("BCI"), which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI amounted to $11.7 million of which $4.2 million was allocated to fixed and tangible assets and $7.5 million to goodwill. On September 20, 1996, PCH acquired the FCC license and Fox affiliation agreement of WPXT for aggregate consideration of $3.0 million.

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

         The aggregate purchase price of WTLH, Inc. and the related FCC licenses and Fox affiliation agreement is approximately $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. In addition, the owners of WTLH were granted a warrant to purchase $1.0 million of PCC's stock at its' initial public offering price. The warrant expires 120 days after the effective date of the registration statement relating to PCC's initial public offering.

         Effective September 1, 1996, the Company acquired all of the assets of Dom's for approximately $25.0 million in cash and $1.4 million in assumed liabilities. Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system. The aggregate purchase price of the principal assets of Dom's amounted to $26.4 million of which $4.7 million was allocated to fixed and tangible assets and $21.7 million to various intangible assets.

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


                                                                  Nine Months Ended September 30
                                                                  ------------------------------
       (in thousands, except earnings per share)                          (unaudited)
                                                                    1995                 1996
                                                                    ----                 ----
 Net Revenues .......................................               $32,701              $34,761
                                                              ==============        ==============
 Operating income (loss) ...........................                 $1,108                $(320)
                                                              ==============        ==============
 Net loss ...........................................                  $(25)            $(11,127)
                                                              ==============        ==============
 Net loss per share ..............................                   $(0.15)             $(65.45)
                                                              ==============        ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Other Events:

         On November 6, 1996, the Company entered into an agreement with State Cable TV Corp. to sell substantially all assets of its New Hampshire cable system for approximately $7.1 million in cash. The Company anticipates recognizing a gain in the transaction. This transaction is expected to be completed in the first quarter of 1997.

         On October 8, 1996, PCC, the Company's parent, completed an initial public offering in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14.00 per share.

8. Other Information (unaudited):

         The indenture governing the Series B Notes (the "Indenture") requires the Company to provide information concerning Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating
Cash Flow of such person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisitions of WPXT, WTLH and Dom's, as if such acquisitions had occurred on October 1, 1995, Adjusted Operating Cash Flow for the four quarters ended September 30, 1996 would have been approximately $15.0 million.

                 (in thousands)                               Twelve Months
                                                                  Ended
                                                              September 30,
                                                                   1996
                                                            -----------------
 Net revenues                                                   $39,656

 Direct operating expenses, excluding incentive
   compensation and
    management fees                                              25,829
                                                            -----------------
 Income from operations before incentive
   compensation, management fees and
    depreciation and amortization                                13,827
 Allowable cash portion of incentive
   compensation and management fees                               1,226
                                                            -----------------
 Operating cash flow                                             12,601
   Less DBS cash flow, last four quarters                          (220)
   Plus DBS cash flow, last quarter annualized                     (528)
                                                            =================
 Adjusted operating cash flow                                   $11,853
                                                            =================

9.  Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of PCT-CT and WTLH License Corp. (the "Guarantor Subsidiaries"). PCT-CT, a wholly-owned subsidiary of PCT and an indirect subsidiary of the Company, WTLH, Inc., a subsidiary of PBT, WTLH License Corp., a wholly-owned subsidiary of WTLH, Inc. and an indirect subsidiary of the Company, are not guarantors of the Series B Notes ("Non-guarantors"). As the result of PCT-CT, WTLH, Inc. and WTLH License Corp. not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Subsidiary Guarantees (continued):

Condensed Consolidated Balance Sheets
(in thousands-unaudited)
As of September 30,1996                         Guarantor       Non-guarantor
                                              Subsidiaries      Subsidiaries       Pegasus       Eliminations         Totals
                                              -------------    ---------------  ------------     -------------      ----------
Assets:
Cash and cash equivalents                       $   4,485        $     432        $     700                         $   5,617
Restricted cash                                         0                0                0                                 0
Accounts receivable, net                            4,437               27                                              4,464
Other current assets                                3,051              310            6,564        ($  6,700)           3,225
                                               ----------------------------------------------------------------------------------
  Total current assets                             11,973              769            7,264           (6,700)          13,306

Property and equipment, net                        23,261            2,504                                             25,765
Intangible assets, net                             73,818            3,460            3,503                            80,781
Other assets                                        2,394                                                               2,394
Investment in subsidiaries and affiliates          (1,797)                           72,556          (70,759)               0
                                               ----------------------------------------------------------------------------------
  Total assets                                  $ 109,649        $   6,733        $  83,323        ($ 77,459)       $ 122,246
                                               ==================================================================================
Liabilities and total equity:
Current portion of long-term debt               $     290        $      75                                          $     365
Accounts payable                                    3,436              423                         $       0            3,859
Other current liabilities                           7,872              322        $     900        $       0            9,094
                                               ----------------------------------------------------------------------------------
  Total current liabilities                        11,598              820              900        $       0           13,318
Long-term debt                                     98,199            7,280           81,490          (69,944)         117,025
Other liabilities                                  (2,264)             307            3,635                             1,678
                                               ----------------------------------------------------------------------------------
  Total Liabilities                               107,533            8,407           86,025          (69,944)         132,021
Total equity (deficit)                              2,116           (1,674)          (2,702)          (7,515)          (9,775)
                                               ----------------------------------------------------------------------------------
  Total liabilities and equity                  $ 109,649        $   6,733        $  83,323        ($ 77,459)       $ 122,246
                                               ==================================================================================
As of December 31, 1995
Assets:
Cash and cash equivalents                       $   2,383        $     651        $   8,933                         $  11,967
Restricted cash                                         0                0            9,881                             9,881
Accounts receivable, net                            4,823               58                                              4,881
Other current assets                                4,242              444           (1,887)       ($    426)           2,373
                                               ----------------------------------------------------------------------------------
  Total current assets                             11,448            1,153           16,927             (426)          29,102

Property and equipment, net                        14,103            2,161                                             16,264
Intangible assets, net                             43,711              532            3,782                            48,025
Other assets                                        2,022                4                                              2,026
Investment in subsidiaries and affiliates           2,870                            72,533          (75,403)               0
                                               ----------------------------------------------------------------------------------
  Total assets                                  $  74,154        $   3,850        $  93,242        ($ 75,829)       $  95,417
                                               ==================================================================================
Liabilities and total equity:
Current portion of long-term debt               $     210        $     456                         ($    426)       $     240
Accounts payable                                    2,982              154                                              3,136
Other current liabilities                           2,899              314        $   5,135                             8,348
                                               ----------------------------------------------------------------------------------
  Total current liabilities                         6,091              924            5,135             (426)          11,724
Long-term debt                                     64,445            4,352           81,195          (67,758)          82,234
Other liabilities                                   1,533               13        $      88                             1,634
                                               ----------------------------------------------------------------------------------
  Total Liabilities                                72,069            5,289           86,418          (68,184)          95,592
Total equity (deficit)                              2,085           (1,439)           6,824           (7,650)            (175)
                                               ----------------------------------------------------------------------------------
  Total liabilities and equity                  $  74,154        $   3,850        $  93,242        ($ 75,829)          95,417
                                               ==================================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. Subsidiary Guarantees (continued):

Condensed Consolidated Statements of Operations
For the Nine Months ended September 30, 1996
(in thousands)
(unaudited)                          Guarantor      Non-guarantor
                                   Subsidiaries      Subsidiaries     Pegasus      Eliminations         Totals
                                   -------------    --------------    --------     ------------         -------

 Total revenue                        $ 27,970        $  2,141                        ($    75)       $ 30,036
 Total operating expenses               28,795           1,755        $    305             (75)         30,780
                                     --------------------------------------------------------------------------
 Income (loss) from operations            (825)            386            (305)                           (744)

 Interest expense                        7,688             322           5,495          (4,590)          8,915
 Other                                      77                            (172)                            (95)
                                     --------------------------------------------------------------------------
 Income (loss) before Income
  taxes                                 (8,590)             64          (5,628)          4,590          (9,564)
 Provision for Income taxes               (110)                                                           (110)
                                     --------------------------------------------------------------------------
 Income (loss) before
  extraordinary item                    (8,480)             64          (5,628)          4,590          (9,454)
 Extraordinary loss on
  extinguishment of debt                                                  (251)                           (251)
                                     --------------------------------------------------------------------------
 Net income (loss)                    ($ 8,480)       $     64        ($ 5,879)       $  4,590        ($ 9,705)
                                     ==========================================================================



Condensed Consolidated Statements of Operations
For the Nine Months ended September 30, 1995
(in thousands)
(unaudited)                          Guarantor         Non-guarantor
                                    Subsidiaries        Subsidiary     Pegasus      Eliminations       Totals
                                    -------------     -------------    --------     -------------      -------

 Total revenue                        $ 20,572        $  1,931                            ($75)       $ 22,428
 Total operating expenses               21,686           1,593                             (75)         23,204
                                     --------------------------------------------------------------------------
 Income (loss) from operations          (1,114)            338                                            (776)

 Interest expense                        5,953             404        $  2,471          (2,875)          5,953
 Other                                     (13)                           (102)                           (115)
                                     --------------------------------------------------------------------------
 Income (loss) before income
  taxes                                 (7,054)            (66)         (2,369)          2,875          (6,614)
 Provision for income taxes                 30                                                              30
                                     --------------------------------------------------------------------------
 Income (loss) before
  extraordinary item                    (7,084)            (66)         (2,369)          2,875          (6,644)
 Extraordinary loss on
  extinguishment of debt                                                 6,931                           6,931
                                     --------------------------------------------------------------------------
 Net loss                             ($ 7,084)           ($66)       $  4,562        $  2,875        $    287
                                     ==========================================================================



                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9. Subsidiary Guarantees (continued):


 Condensed Consolidated Statements of Cash Flows
 For the Nine Months ended September 30, 1996
 (in thousands)
 (unaudited)                                           Guarantor       Non-guarantor
                                                      Subsidiaries     Subsidiaries     Pegasus      Eliminations       Totals
                                                      ------------     --------------   -------       ------------      -------
Cash flows from operating activities:
Net income (loss)                                      ($ 8,480)       $     64        ($ 5,879)       $  4,590        ($9,705)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt                                   251                                                             251
  Depreciation and amortization                           7,613             487             305                           8,405
  Program rights amortization                             1,063                                                           1,063
  Change in assets and liabilities
   Accounts receivable                                      533             (23)                                            510
   Accounts payable and accrued expenses                  9,599             453             113          (6,735)          3,430
   Prepaids and other                                    (1,159)            (13)              7                          (1,165)
Other                                                     6,672                             481                           7,153
                                                       ---------------------------------------------------------------------------
Net cash provided by operating activities                16,092             968          (4,973)         (2,145)          9,942

Cash flows from investing activities:
  Capital expenditures                                   (1,909)           (675)                                         (2,584)
  Purchase of intangible assets                            (812)             (9)            (22)                           (843)
  Other                                                 (42,993)                           (158)                        (43,051)
                                                       ---------------------------------------------------------------------------
Net cash used by investing activities                   (45,614)           (684)           (180)                        (46,478)

Cash flows from financing activities:
  Proceeds from long-term debt                           40,622              26                                          40,648
  Repayment of long-term debt                            (9,055)            (23)                                         (9,078)
  Other                                                  (8,876)           (506)          5,853           2,145          (1,384)
                                                       ---------------------------------------------------------------------------
Net cash provided (used) by financing activities         22,691            (503)          5,853           2,145          30,186

Net decrease in cash and cash equivalents                (6,831)           (219)            700                          (6,350)
Cash and cash equivalents, beginning of period           11,316             651                                          11,967
                                                       ---------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  4,485        $    432        $    700                        $  5,617
                                                       ===========================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Subsidiary Guarantees (continued):


Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1995
(in thousands)
(unaudited)                                            Guarantor       Non-guarantor
                                                      Subsidiaries      Subsidiary      Pegasus      Eliminations        Totals
                                                     --------------    -------------   ----------    -------------     ---------
 Cash flows from operating activities:
 Net loss                                               ($ 7,009)       ($    66)       $  4,562        $  2,800        $    287
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Extraordinary loss on extinguishment
    of debt                                               (6,931)                                                         (6,931)
   Depreciation and amortization                           5,652             444              80                           6,176
   Program rights amortization                             1,140                                                           1,140
   Change in assets and liabilities
    Accounts receivable                                      189               5                                             194
    Accounts payable and accrued expenses                  1,377             190                                           1,567
    Prepaids and other                                      (188)             48              75                             (65)
 Other                                                    (1,490)             10              90                          (1,390)
                                                       ---------------------------------------------------------------------------
 Net cash provided by operating activities                (7,260)            631           4,732           2,875             978

 Cash flows from investing activities:
   Capital expenditures                                   (1,909)           (106)                                         (2,015)
   Purchase of intangible assets                           1,487             (73)         (3,327)                         (1,913)
   Other                                                      (1)                                                             (1)
                                                       ---------------------------------------------------------------------------
 Net cash used by investing activities                      (423)           (179)         (3,327)                         (3,929)

 Cash flows from financing activities:
   Proceeds from long-term debt                            4,026              18          81,000                          85,044
   Repayment of long-term debt                           (51,705)           (184)                                        (51,889)
   Other                                                  55,345            (270)        (74,110)         (2,875)        (21,910)
                                                       ---------------------------------------------------------------------------
 Net cash provided (used) by financing activities          7,666            (436)          6,890          (2,875)         11,245

 Net increase (decrease) in cash                             (17)             16           8,295                           8,294
 Cash and cash equivalents, beginning of period            1,066             310                                           1,376
                                                       ---------------------------------------------------------------------------
 Cash and cash equivalents, end of period               $  1,049        $    326        $  8,295                        $  9,670
                                                       ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is a diversified media and communications company operating in three business segments: TV, DBS and Cable. The Company owns and operates five Fox affiliated television stations. The principal tangible assets of two of such stations were acquired in the first quarter of 1996. DBS operations consist of providing DIRECTV service in certain areas of New England in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England and Puerto Rico.

         TV revenues are derived from the sale of broadcast air time to local and national advertisers. DBS revenues are derived from monthly customer subscriptions, pay-per-view services, Digital Satellite System ("DSS") equipment rentals, leases and installation charges. Cable revenues are derived from monthly subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs and (iv) general and administrative expenses. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to TV program suppliers in lieu of cash. DBS programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of program service revenues. Cable programming expenses typically consist of amounts paid to program suppliers on a per subscriber basis.

         Location Cash Flow is defined as net revenues less location operating expenses. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

Discussion and Analysis of Operating Results

Three months ended September 30, 1996 compared to three months ended September 30, 1995

         The Company's net revenues increased by approximately $3.0 million or 39% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $1.7 million or 37% increase in TV revenues of which $225,000 or 13% was due to ratings growth which the Company was able to convert into higher revenues and $1.5 million or 87% resulting from acquisitions made in the first quarter of 1996, (ii) a $608,000 or 143% increase in revenues from the increased number of DBS subscribers, (iii) a $482,000 or 48% increase in Puerto Rico cable revenues due primarily to acquisitions effective September 1, 1996, and (iv) a $228,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS- (Continued)

         The Company's total location operating expenses increased by approximately $2.3 million or 34% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $1.1 million or 34% increase in TV operating expenses as the net result of a $22,000 or 1% decrease in same station direct operating expenses and a $1.1 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $818,000 or 280% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $401,000, royalty costs of $42,000, marketing increases of $246,000, customer support charge increases of $98,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $31,000, all generated from the increased number of DBS subscribers, (iii) a $226,000 or 37% increase in Puerto Rico cable operating expenses as the net result of a $22,000 or 4% decrease in same system direct operating expenses and a $248,000 increase attributable to the system acquired effective September 1, 1996, and (iv) a $124,000 or 14% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages.

         As a result of these factors, Location Cash Flow increased by $740,000 or 27% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $590,000 or 44% increase in TV Location Cash Flow of which $252,000 or 42% was due to an increase in same station Location Cash Flow and $341,000 or 58% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $210,000 decrease in DBS Location Cash Flow due to increased marketing costs, (iii) a $256,000 or 65% increase in Puerto Rico cable Location Cash Flow of which $20,000 or 8% was due to an increase in same system Location Cash Flow and $236,000 or 92% was due to an to the system acquired effective September 1, 1996, and (iv) a $104,000 or 12% increase in New England cable Location Cash Flow.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, and incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $427,000 for the three months ended September 30,1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Depreciation and amortization expense increased by approximately $1.3 million for the three months ended September 30, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations decreased by approximately $947,000 for the three months ended September 30, 1996 as compared to the same period in 1995.

         Interest expense increased by approximately $740,000 or 28% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of an increase in debt associated with the Company's 1996 acquisitions.

         The Company's net loss increased by $9.1 million for the three months ended September 30, 1996 as compared to the same period in 1995 and was the net result of a decrease in income from operations of approximately $947,000, an increase in interest expenses of $740,000, a decrease in extraordinary items of $7.2 million from extinguishment of debt, an increase in the provision for income taxes of $13,000 and a decrease in other expenses of approximately $194,000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS- (Continued)

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

         The Company's net revenues increased by approximately $7.6 million or 34% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $4.8 million or 35% increase in TV revenues of which $942,000 or 20% was due to ratings growth which the Company was able to convert into higher revenues and $3.9 million or 80% resulting from acquisitions made in the first quarter of 1996, (ii) a $1.6 million or 173% increase in revenues from the increased number of DBS subscribers, (iii) a $521,000 or 17% increase in Puerto Rico cable revenues due primarily to acquisitions effective September 1, 1996, and (iv) a $638,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages.

         The Company's total location operating expenses increased by approximately $4.7 million or 30% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $2.7 million or 27% increase in TV operating expenses as the net result of a $47,000 or 1% decrease in same station direct operating expenses and a $2.6 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $1.5 million or 159% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $857,000, royalty costs of $87,000, marketing increases of $246,000, customer support charge increases of $119,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $169,000, all generated from the increased number of DBS subscribers, (iii) a $212,000 or 11% increase in Puerto Rico cable operating expenses as the net result of a $36,000 or 2% decrease in same system direct operating expenses and a $248,000 increase attributable to the system acquired effective September 1, 1996, and (iv) a $313,000 or 12% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages.

         As a result of these factors, Location Cash Flow increased by $2.9 million or 42% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $2.1 million or 61% increase in TV Location Cash Flow of which $942,000 or 45% was due to an increase in same station Location Cash Flow and $1.2 million or 55% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $191,000 increase in DBS Location Cash Flow, (iii) a $309,000 or 27% increase in Puerto Rico cable Location Cash Flow of which $73,000 or 24% was due to an increase in same system Location Cash Flow and $236,000 or 76% was due to the system acquired effective September 1, 1996, and (iv) a $325,000 or 14% increase in New England cable Location Cash Flow.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, and incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $669,000 for the nine months ended September 30,1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Depreciation and amortization expense increased by approximately $2.2 million for the nine months ended September 30, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations increased by approximately $32,000 for the nine months ended September 30, 1996 as compared to the same period in 1995.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS- (Continued)

         Interest expense increased by approximately $3.0 million or 50% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes.

         The Company's net loss increased by $10.0 million for the nine months ended September 30, 1996 as compared to the same period in 1995 and was the net result of an increase in income from operations of approximately $32,000, an increase in interest expenses of $3.0 million, a decrease in extraordinary items of $7.2 million from extinguishment of debt, a decrease in the provision for income taxes of $140,000 and a decrease in other expenses of approximately $21,000.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company had $9.9 million in a restricted cash account at December 31, 1995 that was used to pay interest on the Company's Notes in January and July 1996. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and cable technical facilities and fund investments in cable and DSS equipment that is rented or leased to subscribers.

         During the nine months ended September 30, 1996, net cash provided by operations was approximately $9.9 million, which together with $12.0 million of cash on hand and $30.2 million of net cash provided by the Company's financing activities was used to fund investing activities of $46.5 million. Investment activities consisted of (i) the acquisitions of PBI and WTLH for approximately $17.1 million, (ii) the purchase of Dom's for $26.0 million, (iii) the purchase of the PCT-CT office facility and headend facility for $201,000, (iv) the fiber upgrade in PCT-CT amounting to $323,000, (iii) the purchase of DSS units used as rental and lease units amounting to $832,000 and (iv) maintenance and other capital expenditures and intangibles totaling approximately $2.4 million. As of September 30, 1996, the Company's cash on hand approximated $5.6 million.

         The Company entered into a seven-year, senior collateralized revolving credit facility (the "Credit Facility") for $50.0 million. The amount of the Credit Facility will reduce quarterly beginning March 31, 1998. As of September 30, 1996, $31.6 had been drawn to retire the prior credit facility and to fund the acquisition of Dom's. The Company believes that following the acquisitions of Dom's, WTLH and WPXT it will have adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness which could result in increased debt service requirements. There can be no assurance that such financing can be completed on terms satisfactory to the Company or at all. The Company's ability to incur additional indebtedness is limited under the terms of the indenture (the "Indenture") and the Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of profitability. Under terms of the Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent. The Company or its parent may also issue additional equity to fund future expansion and acquisition requirements.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS- (Continued)


Capital Expenditures

         The Company expects to incur capital expenditures in the aggregate of $12.7 million in 1996 and 1997 in comparison to $2.6 million in 1995. With the exception of the recurring renewal and refurbishment expenditures of approximately $1.6 million per year, these capital expenditures are discretionary and nonrecurring in nature. The Company believes that substantial opportunities exist for it to increase Location Cash Flow through the implementation of several significant capital improvement projects. In addition to recurring renewal and refurbishment expenditures, the Company's capital expenditure plans for 1996 and 1997, currently include (i) TV expenditures of approximately $6.1 million for broadcast television transmitter, tower and facility constructions and upgrades, (ii) DBS expenditures of approximately $2.1 million for DSS equipment purchases for lease and rental to the Company's DIRECTV subscribers and certain subscriber acquisition costs, and (iii) Cable expenditures of approximately $1.3 million for the interconnection of the Puerto Rico Cable systems and fiber upgrades in Puerto Rico and New England. Beyond 1997, the Company expects its ongoing capital expenditures to consist primarily of renewal and refurbishment expenditures totaling approximately $1.6 million annually. For the nine month period ended September 30, 1996, the Company incurred $2.6 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future, especially if future acquisitions are made.

Other
         Under the terms of the Indenture relating to the Company's Series B Notes, the Company is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the Credit Facility.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

         The Company's revenues vary throughout the year. As in typical in the TV industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term, the impact of such advertising and promotion may or may not be realized in future periods.

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

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:


         27       Financial Data Schedule

(b) Reports on Form 8-K:

         On September 13, 1996, the Company filed a Form 8-K dated August 29, 1996 reporting under Item 2 the acquisition of cable systems (the "San German Cable System") serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable television system. The San German Cable System was acquired from Domar, Inc., which received all of the assets relating to the San German Cable System upon the liquidation of Dom's. The Company acquired the San German Cable System for approximately $25.0 million in cash and $1.4 million of assumed liabilities. The Form 8-K contained financial statements relating to this acquisition. The Form 8-K also reported under Item 5 that the Company had entered into the Credit Facility and provided a description of the Credit Facility.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                Pegasus Media & Communications, Inc.



Date  November 14, 1996         By  /s/ Robert N. Verdecchio
                                    ----------------------------------------
                                    Robert N. Verdecchio
                                    Sr. Vice-President and
                                    Chief Financial Officer