Form 10-K
period 1996-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1997-03-31
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1996
                                   -----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                               ----------
                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            23-2778525
         --------                                            ----------
(State of other jurisdiction of                        (IRS Employer
 incorporation of organization)                         Identification Number)

c/o Pegasus Communications Management Company
5 Radnor Corporate Center; Suite 454, Radnor, PA                 19087
------------------------------------------------                 -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  (610) 341-1801
                                                   ----------------

Securities registered pursuant to section 12(b) of the Act:  None
                                                           --------

Securities registered pursuant to section 12(g) of the Act:  None
                                                           --------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of each class of the Registrant's common stock outstanding as of March 21, 1997:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

The Registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                     PART I

Item 1: Business

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expression are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries, the "Company") is a diversified media and communications company which operates in two media segments: multichannel television and broadcast television. Pegasus Multichannel provides direct broadcast satellite ("DBS") service and cable television ("Cable") service to 53,000 subscribers in four states and Puerto Rico in franchise areas that include 610,000 households and 79,000 businesses. Pegasus Broadcast owns and operates five television stations affiliated with the Fox Broadcasting Company ("Fox") and has entered into agreements to operate two additional television stations in two of these markets in 1997. The Company has grown through the acquisition and operation of media and communications properties characterized by clearly identifiable "franchises" and significant operating leverage, which enables increases in revenues to be converted into disproportionately greater increases in Location Cash Flow.

         Pegasus was incorporated under the laws of the State of Delaware in December 1993. Prior to October 8, 1996 the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996 the Company became a direct subsidiary of Pegasus Communications Corporation ("PCC") in connection with PCC's initial public offering of its Class A Common Stock. On December 30, 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly-owned subsidiary of PCC.

         The Company's operating strategy is to generate consistent revenue growth and to convert this revenue growth into disproportionately greater increases in Location Cash Flow. The Company seeks to achieve revenue growth (i) in DBS by identifying market segments in which DIRECTV programming will have strong appeal, developing marketing and promotion campaigns to increase consumer awareness of and demand for DIRECTV programming within those market segments and building distribution networks consisting of consumer electronics and satellite equipment dealers, programming sales agents and the Company's own direct sales force, (ii) in Cable by increasing the number of its subscribers and revenue per subscriber through improvements in signal reception, the quality and quantity of its programming, line extensions and rate increases, and (iii) in TV by attracting a dominant share of the viewing of underserved demographic groups it believes to be attractive to advertisers and by developing aggressive sales forces capable of "overselling" its stations' share of those audiences. The Company seeks to convert increases in revenues into disproportionately greater increases in Location Cash Flow through the use of incentive plans, which reward employees in proportion to annual increases in Location Cash Flow, coupled with rigorous budgeting and strict cost controls.

         The Company's acquisition strategy is to identify media and communications businesses in which significant increases in Location Cash Flow may be realized and where the ratio of required investment to potential Location Cash Flow is low. The Company seeks to acquire new television and cable properties at attractive prices for which the Company can improve its operating results.

Recent Transactions

Completed Acquisitions

         Since January 1, 1996, the Company has acquired the following media and communications properties:

   Television Station WPXT. The Company acquired WPXT, the Fox-affiliated television station serving the Portland, Maine Designated Market Area ("DMA") (the "Portland Acquisition").

   Television Station WTLH. The Company acquired WTLH, the Fox-affiliated television station serving the Tallahassee, Florida DMA (the "Tallahassee Acquisition").

   Television Station WWLA. The Company acquired a local marketing agreement ("LMA") with the holder of a construction permit for WWLA, a new television station authorized to operate UHF channel 35 in the Portland, Maine DMA (the "Portland LMA"). Under the Portland LMA, the Company will lease facilities and provide programming to WWLA. Construction of WWLA is expected to be completed in 1997.

   Cable Acquisition. In August 1996, the Company acquired substantially all of the assets of the San German Cable System (the "Cable Acquisition"), serving ten communities contiguous to the Company's Mayaguez Cable system.

Recent Sale

         New Hampshire Cable Sale. In January 1997, the Company sold its New Hampshire Cable systems (the "New Hampshire Cable Sale"). The New Hampshire Cable Sale resulted in net proceeds to the Company of approximately $7.1 million.

Other

         PCC, the parent of Pegasus, consummated the initial public offering of its Class A Common Stock on October 8, 1996 pursuant to an underwritten offering.

         Purchasers of the Notes in the Company's 1995 Notes offering held all of the Company's Class B Common Stock. The Company, through a registered exchange offer, exchanged all of the Pegasus Class B Common Stock for 191,775 shares in the aggregate of PCC's Class A Common Stock.

Employees

         As of December 31, 1996, the Company had 268 full-time and 34 part-time employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.



Item 2: Properties



         The Company's TV stations own and lease studio, tower, transmitter and antenna facilities and the Company's cable systems own and lease studio, parking, storage, headend, tower, earth station and office facilities in the localities in which they operate. The Company leases office space in Marlborough, Massachusetts for its DBS operations. The television transmitter and antenna sites are generally located so as to provide optimum market coverage. The cable headend and tower sites are located at strategic points within the cable system franchise area to support the distribution system. The Company believes that its facilities are in good operating condition and are satisfactory for their present and intended uses. The following table contains certain information describing the general character of the Company's properties:

Location and Type of Property                   Owned or  Approximate Size        Expiration of Lease
                                                Leased                            or Renewal Options
---------------------------------------------------------------------------------------------------------
TV Stations
---------------------------------------------------------------------------------------------------------
Jackson, MS (transmitting equipment)            Leased           1,125 foot tower          2/28/04
---------------------------------------------------------------------------------------------------------
Jackson, MS                                     Lease/           5,600 sq.ft. building     N/A
(television station and transmitter building)   Purchase (1)     900 sq. ft. building
---------------------------------------------------------------------------------------------------------
West Mountain, PA (tower & transmitter)         Leased           9.6 acres                 1/31/00
---------------------------------------------------------------------------------------------------------
916 Oak Street                                  Leased           8,600 sq.ft.              4/30/00
Scranton, PA (television station)
---------------------------------------------------------------------------------------------------------
Bald Eagle Mtn, PA (transmitting equip.)        Leased           400 sq.ft. tower          9/30/07
---------------------------------------------------------------------------------------------------------
1201 East Main Street, Chattanooga, TN          Owned            16,240 sq.ft. building    N/A
(present television station)                                     on 3.17 acres
---------------------------------------------------------------------------------------------------------
2320 Congress Street                            Leased           8,000 sq.ft.              12/31/97
Portland, ME (television station)
---------------------------------------------------------------------------------------------------------
Gray, ME (tower site)                           Owned            18.6 acres                N/A
---------------------------------------------------------------------------------------------------------
1203 Governor's Square                          Leased           5,012 sq.ft.              9/30/97
Tallahassee, FL (television station)
---------------------------------------------------------------------------------------------------------
Leon County, FL                                 Leased (2)       30 acres                  2/28/98
---------------------------------------------------------------------------------------------------------
Nickleville, GA (tower)                         Owned            22.5 acres                N/A
---------------------------------------------------------------------------------------------------------
Cable Systems
---------------------------------------------------------------------------------------------------------
Winchester, CT (headend)                        Owned            15.22 acres               N/A
---------------------------------------------------------------------------------------------------------
140 Willow Street, Winsted, CT (office)         Owned            1,900 sq. ft.             N/A
---------------------------------------------------------------------------------------------------------
Charlton, MA (office, headend site)             Leased           38,223 sq.ft.             5/9/99
---------------------------------------------------------------------------------------------------------
Hinsdale, MA (headend site)                     Leased           30,590 sq.ft.             2/1/04
---------------------------------------------------------------------------------------------------------
Lanesboro, MA (headend site)                    Leased           62,500 sq.ft.             4/13/97
---------------------------------------------------------------------------------------------------------
West Stockbridge, MA (headend site)             Leased           1.59 acres                4/4/05
---------------------------------------------------------------------------------------------------------
Route # 2, Puerto Rico (office)                 Leased           2,520 sq. ft. building    8/30/98
---------------------------------------------------------------------------------------------------------
Mayaguez, Puerto Rico (headend)                 Leased           530 sq. ft. building      8/30/98
---------------------------------------------------------------------------------------------------------
Mayaguez, Puerto Rico (warehouse)               Leased           1,750 sq. ft. area        monthly
---------------------------------------------------------------------------------------------------------
San German, Puerto Rico (headend site)          Owned            1,200 sq.ft.              N/A
---------------------------------------------------------------------------------------------------------
San German, Puerto Rico (tower & transmitter)   Owned            60 foot tower; 192        N/A
                                                                 sq.meters
---------------------------------------------------------------------------------------------------------
San German, Puerto Rico (office)                Leased           2,928 sq.ft.              2/1/01
---------------------------------------------------------------------------------------------------------
Anasco, Puerto Rico (office)                    Leased           500 sq.ft                 2/28/99
---------------------------------------------------------------------------------------------------------
Anasco, Puerto Rico (headend site)              Leased           1,200 sq.meters           monthly
---------------------------------------------------------------------------------------------------------
Anasco, Puerto Rico (headend)                   Owned            59 foot tower             N/A
---------------------------------------------------------------------------------------------------------
Guanica, Puerto Rico (headend site)             Leased           121 sq.meters             2/28/04
---------------------------------------------------------------------------------------------------------
Cabo Rojo, Puerto Rico (headend site)           Leased           121 sq.meters             11/10/04
---------------------------------------------------------------------------------------------------------
Hormigueros, Puerto Rico (warehouse)            Leased           2,000 sq.ft.              monthly
---------------------------------------------------------------------------------------------------------
DBS Systems
---------------------------------------------------------------------------------------------------------
Marlborough, MA (office)                        Leased           1,310 sq.ft.              7/31/99
---------------------------------------------------------------------------------------------------------
Charlton, MA (warehouse)                        Leased           1,750 sq. ft. area        monthly
---------------------------------------------------------------------------------------------------------

(1) The Company entered into a Lease/Purchase agreement in July 1993 which calls for 60 monthly payments of $4,500 at the end of which the property is conveyed to the Company.
(2)  The Company holds an option to purchase this site for $150,000.

Item 3: Legal Proceedings



         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with the respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.



Item 4: Submission of Matters to a Vote of Security Holders



         None.



                                     PART II



Item 5: Market for Registrant's Common Equity and Related Shareholder Matters



         None of Pegasus' equity securities are publicly traded. Pegasus did not sell any equity securities that would be required to be reported in accordance with Regulation S-K Item 701 of the Securities Act of 1933, as amended.

Item 6: Selected Historical Consolidated Financial Data

                     (Dollars in thousands, except earnings per share)



         The selected historical consolidated financial data for the years ended December 31, 1992 through 1996 have been derived from the Company's audited Consolidated Financial Statements for such periods. The information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.


Income Statement Data :

                                      1992        1993 (1)      1994         1995         1996
                                   ---------    ---------    ---------    ---------    ---------
Net revenues:
  Multichannel Television
    DBS ........................   $    --      $    --      $     174    $   1,469    $   4,213
    Cable ......................       5,279        9,133       10,148       10,606       13,496
  TV ...........................        --         10,308       17,808       19,973       28,488
                                   ---------    ---------    ---------    ---------    ---------
     Total net revenues ........       5,279       19,441       28,130       32,048       46,197
                                   ---------    ---------    ---------    ---------    ---------

Location operating expenses:
  Multichannel Television
    DBS ........................        --           --            210        1,379        3,811
    Cable ......................       2,669        4,655        5,546        5,791        7,192
  TV ...........................        --          7,564       12,380       13,980       18,775
Incentive compensation (2) .....          36          192          432          527          935
Management fees ................         468        1,261        1,499        1,770        2,045
Depreciation and amortization ..       2,506        5,906        6,877        8,674       10,493
                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ..        (400)        (137)       1,186          (73)       2,946
Interest expense ...............       1,237        4,380        5,951        8,795       12,438
Interest income ................        --           --           --           (370)        (232)
Other expense, net .............          21          220           65           44          136
Provision (benefit) for taxes ..        --           --            140           30         (120)
Extraordinary gain (loss) from
  extinguishment of debt .......        --           --           (633)      10,210         (251)
                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............   $  (1,658)   $  (4,737)   $  (5,603)   $   1,638    $  (9,527)
                                   =========    =========    =========    =========    =========

Income (loss) per share:
  Loss before extraordinary item   $  (10.27)   $  (29.33)   $  (30.77)   $  (51.73)   $  (54.57)
  Extraordinary item ...........        --           --          (3.92)       61.62        (1.47)
                                   ---------    ---------    ---------    ---------    ---------
  Net income (loss) per share ..   $  (10.27)   $  (29.33)   $  (34.69)   $    9.89    $  (56.04)
                                   =========    =========    =========    =========    =========
Weighted average shares
  outstanding ..................     161,500      161,500      161,500      165,692      170,000
                                   =========    =========    =========    =========    =========

Other Data:
Location Cash Flow (3) .........   $   2,610    $   7,222    $   9,994    $  10,898    $  16,419
Operating Cash Flow (3) ........       2,106        5,769        8,063        8,773       14,374
Capital expenditures ...........         629          818        1,173        2,571        6,243

Balance Sheet Data:
Cash and cash equivalents ......   $     926    $   1,498    $   1,376    $  11,967    $   8,417
Working capital (deficiency) ...         (55)      (3,853)     (22,881)      17,378          479
Total assets ...................      17,165       76,185       75,051       95,417      126,228
Total debt (including current) .      15,045       72,127       61,349       82,638      115,511
Total liabilities ..............      16,131       78,669       68,118       95,592      135,825
Total equity (deficit) (4) .....       1,034       (2,484)       6,933         (175)      (9,596)

                                           (see footnotes on the following page)
                                        5

            Notes to Selected Historical Consolidated Financial Data



(1) The Company's operations began in 1991. The 1993 data include the results of the Mayaguez, Puerto Rico Cable system from March 1, 1993 and WOLF/WWLF/WILF, WDSI and WDBD from May 1, 1993.

(2) Incentive compensation represents compensation expenses which are calculated in proportion to annual increases in Location Cash Flow.

(3) Location Cash Flow is defined as net revenues less location operating expenses. Location operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling expenses. Operating Cash Flow is defined as income (loss) from operations plus (i) depreciation and amortization and (ii) non-cash incentive compensation. The difference between Location Cash Flow and Operating Cash Flow is that Operating Cash Flow includes cash incentive compensation and management fees. Although Operating Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

 (4) The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of cash dividends on the Company's Common Stock are restricted by the terms of the Company's Series B Notes.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes which are included elsewhere herein. This Report contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. The Company owns and operates five Fox affiliated television stations. The principal tangible assets of two of such stations were acquired in the first quarter of 1996. DBS operations consist of providing DIRECTV service in certain areas of New England in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England and Puerto Rico. The Company acquired an additional Puerto Rico cable system effective September 1, 1996.

Results of Operations

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

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash. DBS programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of program service revenues. Cable programming expenses consist of amounts paid to program suppliers on a per subscriber basis.

Year ended December 31, 1996 compared to year ended December 31, 1995

         The Company's net revenues increased by approximately $14.1 million or 44% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $8.5 million or 43% increase in TV revenues of which $1.5 million or 17% was due to ratings growth which the Company was able to convert into higher revenues and $7.0 million or 83% was the result of acquisitions made in the first quarter of 1996, (ii) a $2.7 million or 187% increase in DBS revenues due to the increased number of DBS subscribers, (iii) a $2.0 million or 51% increase in Puerto Rico Cable revenues due primarily to acquisitions effective September 1, 1996, and (iv) a $864,000 or 13% increase in New England Cable revenues due primarily to rate increases and new combined service packages.

         The Company's total location operating expenses increased by approximately $8.6 million or 41% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $4.8 million or 34% increase in TV operating expenses as the net result of a $115,000 or 1% decrease in same station direct operating expenses and a $4.9 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $2.4 million or 176% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $1.4 million, royalty costs of $138,000, marketing expenses of $455,000, customer support charges of $199,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $237,000, all generated from the increased number of DBS subscribers, (iii) a $912,000 or 37% increase in Puerto Rico Cable operating expenses as the net result of a $64,000 or 3% decrease in same system direct operating expenses and a $976,000 increase attributable to the system acquired effective September 1, 1996, and (iv) a $489,000 or 15% increase in New England Cable operating expenses due primarily to increases in programming costs associated with the new combined service packages.

         As a result of these factors, Location Cash Flow increased by $5.5 million or 51% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $3.7 million or 62% increase in TV Location Cash Flow of which $1.6 million or 42% was due to an increase in same station Location Cash Flow and $2.1 million or 58% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $312,000 increase in DBS Location Cash Flow, (iii) a $1.1 million or 72% increase in Puerto Rico Cable Location Cash Flow of which $126,000 or 11% was due to an increase in same system Location Cash Flow and $988,000 or 89% was due to the system acquired effective September 1, 1996, and (iv) a $375,000 or 11% increase in New England Cable Location Cash Flow.

         As a result of these factors, incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $407,000 or 77% for the year ended December 31, 1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Management charges, which are comprised of fees calculated at 5% of net revenues plus an allocated share of corporate accounting costs, increased by $275,000 or 16% for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to the initiation of public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $1.8 million or 21% for the year ended December 31, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations increased by approximately $3.0 million for the year ended December 31, 1996 as compared to the same period in 1995.

         Interest expense, net of interest income, increased by approximately $3.8 million or 45% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes, but having other less favorable terms.

         The Company reported a net loss of approximately $9.5 million for the year ended December 31, 1996 as compared to net income of approximately $1.6 million for the same period in 1995. The $11.1 million change was the net result of an increase in income from operations of approximately $3.0 million, an increase in net interest expense of $3.8 million, a decrease in extraordinary items of $10.5 million from extinguishment of debt, a decrease in the provision for income taxes of $150,000 and an increase in other expenses of approximately $92,000.


Year ended December 31, 1995 compared to year ended December 31, 1994

         The Company's net revenues increased by approximately $3.9 million for the year ended December 31, 1995 as compared to the same period in 1994 as a result of (i) a $2.2 million or 12% increase in TV revenues due to ratings growth and improved economic conditions within the Company's markets, which the Company was able to convert into higher revenues, (ii) a $293,000 or 5% increase in New England Cable revenues due to an increase in the number of subscribers and rate increases in August and September 1995, (iii) a $165,000 or 4% increase in Puerto Rico Cable revenues due primarily to a 6% rate increase implemented in March 1995, and (iv) $1.3 million of revenue from DBS operations which commenced in the fourth quarter of 1994.

         The Company's total location operating expenses increased by approximately $3.0 million for the year ended December 31, 1995 as compared to the same period in 1994 as a result of (i) a $1.6 million or 13% increase in TV operating expenses primarily due to increases in programming, sales and promotion expenses, (ii) a $115,000 or 4% increase in New England Cable operating expenses due primarily to increases in programming costs, (iii) a $130,000 or 6% increase in Puerto Rico Cable operating expenses due primarily to an increase in programming costs for existing channels, but also increases in the number of Spanish language channels offered by the system, and (iv) $1.2 million of operating expenses generated by the Company's DBS operations which commenced in the fourth quarter of 1994.

         As a result of these factors, Location Cash Flow increased by $904,000 or 9% for the year ended December 31, 1995 as compared to the same period in 1994.

         Management charges increased by approximately $271,000 for the year ended December 31, 1995 as compared to the same period in 1994 due to an increase in revenues and a change in the method used to calculate management charges for the TV stations from 15% of operating cash flow to 5% of net revenues.

         Depreciation and amortization expense increased by approximately $1.8 million for the year ended December 31, 1995 as compared to the same period in 1994 primarily as a result of the amortization of the Company's DBS rights and deferred financing costs.

         As a result of these factors, the loss from operations increased by approximately $1.3 million for the year ended December 31, 1995 as compared to the same period in 1994.

         Interest expense, net of interest income, increased by approximately $2.5 million for the year ended December 31, 1995 as compared to the same period in 1994 as a result of an increase in the average interest rate applicable to the Company's debt and an increase in the amount of debt outstanding both resulting primarily from the Company's note offering completed in July 1995.

         The Company's net income increased by $7.2 million for the year ended December 31, 1995 as compared to the same period in 1994 as a net result of an increase in the loss from operations of approximately $1.3 million, an increase in net interest expense of $2.5 million, a decrease in income taxes of $100,000, a decrease in other expenses of approximately $21,000 and an increase in extraordinary items of $10.8 million for the reasons described in "Liquidity and Capital Resources."


Liquidity and Capital Resources


         The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company had $9.9 million in a restricted cash account at December 31, 1995 that was used to pay interest on the Company's Notes in January and July 1996. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and Cable technical facilities and to fund investments in Cable and DBS customer premises equipment that is rented or leased to subscribers.

         During the year ended December 31, 1996, net cash provided by operations was approximately $8.6 million, which together with $12.0 million of cash on hand at the beginning of the year and $38.9 million of net cash provided by the Company's financing activities was used to fund investing activities of $51.0 million. Investment activities consisted of (i) the Portland Acquisition and the Tallahassee Acquisition for approximately $14.8 million, (ii) the Cable Acquisition for approximately $26.0 million, (iii) the purchase of the Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") office facility and headend facility for $201,000, (iv) the fiber upgrade in the PCT-CT Cable system amounting to $323,000, (v) the purchase of DSS units used as rental and lease units amounting to $832,000, (vi) payments of programming rights amounting to $1.8 million, and (vii) maintenance and other capital expenditures and intangibles totaling approximately $7.1 million. As of December 31, 1996, the Company's cash on hand approximated $8.4 million.

         During 1995, net cash provided by operations was approximately $6.1 million, which together with $1.4 million of cash on hand and $10.9 million of net cash provided by the Company's financing activities, was used to fund a $12.5 million distribution to PCH and to fund investment activities totaling $6.4 million. Investment activities consisted of (i) the final payment of the deferred purchase price for the Company's DBS rights of approximately $1.9 million, (ii) the purchase of a new WDSI studio and office facility for $520,000, (iii) the purchase of a LIBOR cap for $300,000, (iv) the purchase of DSS units used as rental and lease units for $157,000, (v) payments of programming rights amounting to $1.2 million, and (vi) maintenance and other capital expenditures totaling approximately $2.3 million.

         During 1994, net cash provided by operations amounted to $4.0 million, which together with cash on hand and borrowings of $35.0 million was used to fund capital expenditures of $1.2 million, to pay a portion of the deferred purchase price of the DBS rights for $943,000, to repay debt totaling $34.0 million, to fund debt issuance costs of $1.6 million and to pay programming rights of $1.3 million.

         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness which could result in increased debt service requirements. There can be no assurance that such debt financing can be completed on terms satisfactory to the Company or at all. The Company may also issue additional equity to fund its future expansion and acquisition requirements.

         The Company's ability to incur additional indebtedness is limited under the terms of the indenture relating to its Series B Notes (the "Indenture") and its credit facility (the "New Credit Facility"). These limitations take the form of certain leverage ratios and are dependent upon certain measures of profitability. Under terms of the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

         The Company is highly leveraged. As of December 31, 1996 the Company has indebtedness of $115.5 million, total stockholders' (deficiency) of $9.6 million and, assuming certain conditions are met, $20.4 million available under the New Credit Facility. For the year ended December 31, 1996 the Company's earnings were inadequate to cover its combined fixed charges by approximately $9.4 million. The ability of the Company to repay its existing indebtedness will depend upon future operating performance, which is subject to the success of the Company's business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control.

         The Company completed the $85.0 million Notes offering on July 7, 1995. The Notes were issued pursuant to an Indenture between the Company and First Union National Bank, as trustee. The Indenture restricts the Company's ability to engage in certain types of transactions including debt incurrence, payment of dividends, investments in unrestricted subsidiaries and affiliate transactions.

         During July 1995, the Company entered into a credit facility in the amount of $10.0 million (the "Old Credit Facility") from which $6.0 million was drawn in connection with the Portland and Tallahassee Acquisitions in the first quarter of 1996 and $2.8 million was drawn to fund deposits in connection with the Cable Acquisition. The Old Credit Facility was retired in August 1996 from borrowings under the New Credit Facility.


         The New Credit Facility is a seven-year, senior collateralized revolving credit facility for $50.0 million. The amount of the New Credit Facility will reduce quarterly beginning March 31, 1998. As of December 31, 1996, $29.6 million had been drawn under the New Credit Facility in connection with the retirement of the Old Credit Facility and the consummation of the Cable Acquisition. The New Credit Facility is intended to be used for general corporate purposes and to fund possible future acquisitions. Borrowings under the New Credit Facility are subject to among other things, the Company's ratio of total funded debt to adjusted operating cash flow.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that the available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.


Capital Expenditures

         The Company's capital expenditures aggregated $6.3 million in 1996 as compared to $2.6 million in 1995. The increase was primarily due to $3.1 million of nonrecurring expenditures relating to TV transmitter upgrades and Cable interconnections and fiber upgrades. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, (ii) Cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico Cable systems and fiber upgrades in Puerto Rico and New England, and (iii) approximately $6.5 to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other


         Under the terms of the Indenture relating to the Company's Series B Notes, the Company is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the New Credit Facility.

The Company's ability to incur additional indebtedness is limited under the terms of the Indenture and the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

         The Company's revenues vary throughout the year. As is typical in the broadcast television industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bear interest at a fixed rate.

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


Item 8: Financial Statements and Supplementary Data

         The information required by this Item is set forth on pages F-1 through F-23.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


         The Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format. As such, the entire Part III is omitted.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:


(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.


(2) Financial Statement Schedules                                       Page

Report of Coopers & Lybrand L.L.P.                                       S-1

Schedule II - Valuation and Qualifying Accounts                          S-2


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(3) Exhibits

Exhibit
Number                   Description of Document
------                   -----------------------

   2.1 Asset Purchase Agreement, dated March 21, 1996, among Dominica Padilla Acosta, Maria Del Carmen Padilla Lopez, Dom's Tele-Cable, Inc. and Pegasus Communications Holdings, Inc. relating to the acquisition of Dom's Tele-Cable, Inc. (which is incorporated herein by reference to Exhibit 2.1 of the Form 10-K for the year ended December 31, 1995 of Pegasus Media & Communications, Inc.).
   2.2 Amendment No. 1 to Exhibit 2.1 (which is incorporated by reference to Exhibit 2 to Pegasus Media & Communications, Inc.'s Form 8-K dated August 29,1996).
   2.3 Joinder Agreement dated as of May 31, 1996 by and among Pegasus Communications Holdings, Inc., Dominica Padilla Acosta (aka Dominick Padilla), Maria Del Carmen Padilla Lopez and Domar (which is incorporated by reference to Exhibit 5 to Pegasus Media & Communications, Inc.'s Form 8-K dated August 29, 1996).
   2.4 Asset Purchase Agreement dated as of November 6, 1996 between State Cable TV Corp. and Pegasus Cable Television, Inc. (which is incorporated by reference to Exhibit 2.12 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-18739)).
   3.1* Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc.
   3.2 By-Laws of Pegasus Media & Communications, Inc. (which is incorporated by reference to Exhibit 3.2 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-1 (File No. 33-95042).
   4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12 1/2 % Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
   4.2            Form of Notes (included in Exhibit 4.1 above).
   4.3            Form of Subsidiary Guarantee (included in Exhibit 4.1 above).

Exhibit
Number                   Description of Document
------                   -----------------------

  10.1 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and D. & K. Broadcast Properties L.P. relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.5 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.2 Agreement and Amendment to Station Affiliation Agreement, dated as of June 11, 1993, between Fox Broadcasting Company and Donatelli & Klein Broadcast relating to television station WDBD (which is incorporated herein by reference to Exhibit
                  10.6 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.3 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcast Company and Scranton TV Partners Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.8 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.4 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Scranton TV Partners, Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.9 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.5 Amendment to Fox Broadcasting Company Station Affiliation Agreement Regarding Network Nonduplication Protection, dated December 2, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television stations WOLF, WWLF, and WILF (which is incorporated herein by reference to Exhibit 10.10 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.6 Consent to Assignment, dated May 1, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.11 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.7 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and WDSI Ltd. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.12 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.8 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.13 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.9 Franchise Agreement for Mayaguez, Puerto Rico (which is incorporated herein by reference to Exhibit 10.14 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.10 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit
                  10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.11 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.12 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
  10.13 New Credit Facility (which is incorporated by reference to Exhibit 10.27 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-05057)).

Exhibit
Number                   Description of Document
------                   -----------------------

  10.14           Stock Purchase Agreement dated January 25, 1996, among Pegasus
                  Communications Holdings, Inc., Portland Broadcasting, Inc.,
                  HMW, Inc., Bride Communications, Inc., John W. Bride, John H.
                  Bride and Christopher McHenry Bride, as amended (the "Stock
                  Purchase Agreement") (which is incorporated herein by
                  reference to Exhibit A to Exhibit 2.1 to Pegasus Media &
                  Communications, Inc.'s Form 8-K dated January 29, 1996).
  10.15           Amendment to the Stock Purchase Agreement (which is
                  incorporated herein by reference to Exhibit 2 to Pegasus Media
                  & Communications, Inc.'s Form 8-K dated January 29, 1996).
  24.1*           Powers of Attorney (included in Signatures and Powers of
                  Attorney).
  27.1*           Financial Data Schedule.
------
* Filed herewith.

(b) Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1996.

                        SIGNATURES AND POWERS OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEGASUS MEDIA & COMMUNICATIONS, INC.


                                 By: /s/ Marshall W. Pagon
                                    --------------------------------------------
                                          Marshall W. Pagon, President and Chief
                                           Executive Officer

                                 Date: March 26, 1997
                                      ----------------

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marshall W. Pagon, Robert N. Verdecchio and Ted S. Lodge and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or each of the, of their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: /s/ Marshall W. Pagon
                              --------------------------------------------
                                    Marshall W. Pagon, President and Chief
                                     Executive Officer
                                    (Principal Executive Officer)

                           Date: March 26, 1997
                                ----------------

                           By: /s/ Robert N. Verdecchio
                              --------------------------------------------
                                    Robert N. Verdecchio, Senior Vice President
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           Date: March 26, 1997
                                ----------------

                           By: /s/ Donald W. Weber
                              --------------------------------------------
                                    Donald W. Weber, Director

                           Date: March 26, 1997
                                ----------------

                           By: /s/ James J. McEntee, III
                              --------------------------------------------
                                    James J. McEntee, III, Director

                           Date: March 26, 1997
                                ----------------

                           By: /s/ Mary C. Metzger
                              --------------------------------------------
                                    Mary C. Metzger, Director

                           Date: March 26, 1997
                                ----------------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page

Report of Coopers & Lybrand L.L.P.                                                                   F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996                                         F-3

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996           F-4

Consolidated Statements of Changes in Total Equity for the years ended December 31, 1994,
  1995 and 1996                                                                                      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996           F-6

Notes to Consolidated Financial Statements                                                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Pegasus Media & Communications, Inc.


We have audited the accompanying consolidated balance sheets of Pegasus Media & Communications, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 21, 1997

                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets

                                                                  December 31,
                                                         -----------------------------
                                                              1995             1996
                                                         -------------    -------------
                               ASSETS

Current  assets:
      Cash and cash equivalents                          $  11,966,567    $   8,416,778
      Restricted cash                                        9,881,198             --
      Accounts receivable, less allowance for doubtful
       accounts of $238,000 and $243,000, respectively       4,881,687        6,030,697
      Program rights                                           931,664        1,289,437
      Inventory                                              1,100,899          697,957
      Deferred taxes                                            42,440        1,290,397
      Prepaid expenses and other                               297,861          717,664
                                                         -------------    -------------
        Total current assets                                29,102,316       18,442,930

Property and equipment, net                                 16,263,851       23,823,489
Intangible assets, net                                      48,025,491       82,500,306
Program rights                                               1,932,680        1,294,985
Deposits and other                                              92,325          166,498
                                                         -------------    -------------

      Total assets                                       $  95,416,663    $ 126,228,208
                                                         =============    =============


                  LIABILITIES AND EQUITY

Current liabilities:
      Notes payable                                      $     164,373    $      48,610
      Current portion of long-term debt                        239,934          306,975
      Accounts payable                                       3,136,310        6,111,411
      Accrued interest                                       5,173,745        5,592,083
      Accrued expenses                                       1,868,142        5,303,652
      Current portion of program rights payable              1,141,793          601,205
                                                         -------------    -------------
        Total current liabilities                           11,724,297       17,963,936

Long-term debt, net                                         82,234,005      115,155,610
Program rights payable                                       1,421,399        1,365,284
Deferred taxes                                                 211,902        1,339,859
                                                         -------------    -------------
       Total liabilities                                    95,591,603      135,824,689

Commitments and contingent liabilities                            --               --

Total equity (deficiency):
      Class A common stock                                       1,615            1,615
      Class B common stock                                          85               85
      Additional paid-in capital                             7,880,848        7,880,848
      Retained earnings (deficit)                            1,325,548      (17,479,029)
      Partners' deficit                                     (9,383,036)            --
                                                         -------------    -------------
        Total (deficiency)                                    (174,940)      (9,596,481)
                                                         -------------    -------------

      Total liabilities and equity (deficiency)          $  95,416,663    $ 126,228,208
                                                         =============    =============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                       Years Ended December 31,
                                            --------------------------------------------
                                                 1994            1995            1996
                                            ------------    ------------    ------------


Revenues:
      Broadcasting revenue,
         net of agency commissions          $ 13,204,148    $ 14,862,734    $ 21,813,409
      Barter programming revenue               4,604,200       5,110,662       6,337,220
      Basic and satellite service              8,455,815      10,002,579      15,231,257
      Premium services                         1,502,929       1,652,419       2,093,230
      Other                                      363,069         420,320         721,584
                                            ------------    ------------    ------------
        Total revenues                        28,130,161      32,048,714      46,196,700
                                            ------------    ------------    ------------

Operating expenses:
      Barter programming expense               4,604,200       5,110,662       6,337,220
      Programming                              4,094,688       5,475,623       9,061,532
      General and administrative               3,289,532       3,885,473       5,690,637
      Technical and operations                 2,774,776       2,750,521       3,320,765
      Marketing and selling                    3,372,482       3,928,074       5,367,656
      Incentive compensation                     432,066         527,663         934,770
      Management fees                          1,499,392       1,770,183       2,045,582
      Depreciation and amortization            6,877,253       8,673,845      10,492,849
                                            ------------    ------------    ------------
        Income (loss) from operations          1,185,772         (73,330)      2,945,689

Interest expense                              (5,950,535)     (8,794,676)    (12,438,366)
Interest income                                     --           370,300         232,361
Other expenses, net                              (65,369)        (44,488)       (136,035)
      Loss before income taxes and          ------------    ------------    ------------
       extraordinary items                    (4,830,132)     (8,542,194)     (9,396,351)
Provision (benefit) for income taxes             139,462          30,000        (120,000)
                                            ------------    ------------    ------------
      Loss before extraordinary items         (4,969,594)     (8,572,194)     (9,276,351)
Extraordinary gain (loss) from
   extinquishment of debt, net                  (633,267)     10,210,580        (250,603)
                                            ============    ============    ============
      Net income (loss)                     ($ 5,602,861)   $  1,638,386    ($ 9,526,954)
                                            ============    ============    ============


Income (loss) per share:
      Loss before extraordinary items       ($     30.77)   ($     51.73)   ($     54.57)
      Extraordinary (loss) gain                    (3.92)          61.62           (1.47)
                                            ============    ============    ============
      Net income (loss)                     ($     34.69)   $       9.89    ($     56.04)
                                            ============    ============    ============

      Weighted average shares outstanding        161,500         165,692         170,000
                                            ============    ============    ============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
         Consolidated Statements of Changes in Total Equity (Deficiency)




                                                       Common Stock
                                    -------------------------------------------------
                                             Class A                      Class B
                                    -------------------------------------------------
                                      Number        Par        Number          Par
                                     of Shares     Value      of Shares       Value
                                     ---------     -----      ---------       -----

Balances at January 1, 1994
Net loss
Incorporation of partnerships               444         $444
Redemption of minority interest
LP interests contribution
Conversion of term loans                     50           50
                                    -------------------------------------------------
Balances at December 31, 1994               494          494
Net income (loss)
Distributions to Partners
Distributions to Parent
Exchange of common stock                161,006        1,121
Issuance of Class B common stock                                   8,500         $85
                                    -------------------------------------------------
Balances at December 31, 1995           161,500        1,615       8,500          85
Net loss
Contribution by Partners
Conversions of partnerships
                                    -------------------------------------------------
Balances at December 31, 1996           161,500       $1,615       8,500         $85
                                    =================================================

                          [RESTUBBED FROM TABLE ABOVE]

                                     Additional           Retained         Partners'           Total
                                       Paid-In            Earnings          Capital            Equity
                                       Capital            (Deficit)        (Deficit)        (Deficiency)
                                       -------            ---------        ---------        ------------

Balances at January 1, 1994                                              ($2,483,756)       ($2,483,756)
Net loss                                                  ($769,580)      (4,833,281)        (5,602,861)
Incorporation of partnerships                            (3,255,780)       3,228,038            (27,298)
Redemption of minority interest          ($49,490)                                              (49,490)
LP interests contribution               1,335,000                         (1,335,000)                 -
Conversion of term loans               15,096,544                                            15,096,594
                                   ---------------------------------------------------------------------
Balances at December 31, 1994          16,382,054        (4,025,360)      (5,423,999)         6,933,189
Net income (loss)                                         5,350,908       (3,712,522)         1,638,386
Distributions to Partners                                                   (246,515)          (246,515)
Distributions to Parent               (12,500,000)                                          (12,500,000)
Exchange of common stock                   (1,121)                                                    -
Issuance of Class B common stock        3,999,915                                             4,000,000
                                   ---------------------------------------------------------------------
Balances at December 31, 1995           7,880,848         1,325,548       (9,383,036)          (174,940)
Net loss                                                 (4,351,099)      (5,175,855)        (9,526,954)
Contribution by Partners                                                     105,413            105,413
Conversions of partnerships                             (14,453,478)      14,453,478
                                   ---------------------------------------------------------------------
Balances at December 31, 1996          $7,880,848      ($17,479,029)                        ($9,596,481)
                                   =====================================================================

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
                                                            --------------------------------------------
                                                                1994            1995            1996
                                                            ------------    ------------    ------------

Cash flows from operating activities:
      Net income (loss)                                     ($ 5,602,861)   $  1,638,386    ($ 9,526,954)
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Extraordinary (gain) loss on
         extinguishment of debt, net                             633,267     (10,210,580)        250,603
        Depreciation and amortization                          6,877,253       8,673,845      10,492,849
        Program rights amortization                            1,193,559       1,263,190       1,514,122
        Accretion on discount of bonds                              --           195,454         392,324
        Gain on disposal of fixed assets                          30,524            --              --
        Bad debt expense                                         200,039         146,147         335,856
        Deferred income taxes                                    139,462          30,000        (120,000)
        Change in assets and liabilities:
           Accounts receivable                                (1,359,758)       (814,862)     (1,504,597)
           Inventory                                            (711,581)       (389,318)        402,942
           Prepaid expenses and other                           (244,025)        504,755        (419,803)
           Accounts payable and accrued expenses                 751,864        (118,013)      6,410,611
           Accrued interest                                    2,048,569       5,173,745         418,338
           Deposits and other                                     39,633           5,843         (74,173)
                                                            ------------    ------------    ------------
      Net cash provided by operating activities                3,995,945       6,098,592       8,572,118

Cash flows from investing activities:
         Acquisitions                                               --              --       (41,200,514)
         Capital expenditures                                 (1,173,031)     (2,570,985)     (6,242,598)
         Purchase of intangible assets                          (943,238)     (2,334,656)     (1,758,727)
         Payments of programming rights                       (1,310,294)     (1,233,777)     (1,830,903)
         Other                                                   (53,648)       (250,000)           --
                                                            ------------    ------------    ------------
      Net cash used for investing activities                  (3,480,211)     (6,389,418)    (51,032,742)

Cash flows from financing activities:
         Proceeds from long-term debt                         35,000,000      81,455,919            --
         Repayments of long-term debt                        (33,959,965)    (48,063,692)       (103,639)
         Borrowings on revolving credit facility                    --         2,591,335      41,400,000
         Repayments of revolving credit facility                    --        (2,591,335)    (11,800,000)
         Proceeds from borrowings from related parties            18,000            --              --
         Restricted cash                                            --        (9,881,198)      9,881,198
         Debt issuance costs                                  (1,552,539)     (3,974,454)       (304,237)
         Capital lease repayments                               (142,781)       (155,406)       (267,900)
         Contributions by Partners                                  --              --           105,413
         Distributions to Parent                                    --       (12,500,000)           --
         Proceeds from issuance of common stock                     --         4,000,000            --
                                                            ------------    ------------    ------------
      Net cash provided by (used in) financing activities       (637,285)     10,881,169      38,910,835

Net increase (decrease) in cash and cash equivalents            (121,551)     10,590,343      (3,549,789)
Cash and cash equivalents, beginning of year                   1,497,775       1,376,224      11,966,567

                                                            ============    ============    ============
Cash and cash equivalents, end of year                      $  1,376,224    $ 11,966,567    $  8,416,778
                                                            ============    ============    ============

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, L.P. ("MCT"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite ("DBS") service to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT.

         Prior to October 8, 1996 the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996 the Company became a direct subsidiary of Pegasus Communications Corporation ("PCC") as a result of PCC's initial public offering (the "Initial Public Offering") of its Class A Common Stock. On December 30, 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly-owned subsidiary of PCC.

         On October 8, 1996, in conjunction with the Initial Public Offering, the limited partnerships which owned and operated the Company's Puerto Rico cable operations and owned one of its' broadcast licenses, restructured. This reorganization has been accounted for as if a pooling of interests had occurred.

         On October 31, 1994, the limited partnerships, which owned and operated PCH's broadcast television, New England cable and satellite operations, restructured and transferred their assets to the Company. This reorganization has been accounted for as if a pooling of interests had occurred.

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The financial statements include the accounts of Pegasus and all of its subsidiaries or affiliates. All intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions and the useful lives and recoverability of intangible assets.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at lower of cost or market on a first-in, first-out basis.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs, including material, labor and overhead costs of the hookup, are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

         Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

         Reception and distribution facilities................     7 to 11 years
         Transmitter equipment................................     5 to 10 years
         Equipment, furniture and fixtures....................     5 to 10 years
         Building and improvements............................    12 to 39 years
         Vehicles.............................................      3 to 5 years

Intangible Assets:

         Intangible assets are stated at cost and amortized by the straight-line method. Costs of successful franchise applications are capitalized and amortized over the lives of the related franchise agreements, while unsuccessful franchise applications and abandoned franchises are charged to expense. Financing costs incurred in obtaining long-term financing are amortized over the term of the applicable loan. Goodwill, broadcast licenses, network affiliation agreements and other intangible assets ("Intangible Assets") are reviewed periodically for impairment or whenever events or circumstances provide evidence that suggest that the carrying amounts may not be recoverable. The Company assesses the recoverability of its Intangible Assets by determining whether the amortization of the respective Intangible Asset balance can be recovered through projected undiscounted future cash flows.

         Amortization of Intangible Assets is computed using the straight-line method based upon the following lives:

         Broadcast licenses...................................          40 years
         Network affiliation agreements.......................          40 years
         Goodwill.............................................          40 years
         Other intangibles....................................     2 to 14 years

Revenue:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its TV operations when advertising spots are broadcasted. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox, which totaled approximately $71,000, $215,000 and $73,000 in 1994, 1995 and 1996, respectively. For running independent producers' programming, the Company received no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcasted.

Advertising Costs:

         Advertising costs are charged to operations in the year incurred and totaled $525,000, $613,000 and $975,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Restricted Cash:

         The Company had restricted cash, including interest earned, held in escrow of $9.9 million at December 31, 1995. These funds were disbursed from the escrow to pay interest on its Series B Senior Subordinated Notes due 2005 (the "Series B Notes") in 1996.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. In accordance with the Statements of Financial Accounting Standards No. 63, "Financial Reporting by Broadcasters" ("SFAS No. 63"), only the right and associated liabilities for those films and programs currently available for showing are recorded. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.2 million, $1.3 million and $1.5 million is included in programming expenses for the years ended December 31, 1994, 1995 and 1996, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

         The Company has entered into agreements totaling $1.7 million as of December 31, 1996, which are not yet available for showing at December 31, 1996, and accordingly, are not recorded by the Company.

         At December 31, 1996, the Company has commitments for future program rights of approximately $1.3 million, $815,000, $363,000 and $18,000 in 1997,
1998, 1999 and 2000, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Summary of Significant Accounting Policies (continued):

Income Taxes:

         On October 31, 1994, in conjunction with the incorporation of certain entities, the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") were adopted. Prior to such date, the above entities operated as partnerships for federal and state income tax purposes and, therefore, no provision for income taxes was necessary. MCT is treated as a partnership for federal and state income tax purposes, but taxed as a corporation for Puerto Rico income tax purposes. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations. For the year ended December 31, 1994, income and deferred taxes are based on the Company's operations from November 1, 1994 through December 31, 1994, excluding (i) MCT, which for Puerto Rico income tax purposes is taxed as a corporation for the 12 month period ended December 31, 1994, and (ii) PBA, which is a limited partnership.

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions.

3.  Property and Equipment:

         Property and equipment consist of the following:

                                                       December 31,        December 31,
                                                           1995                1996
                                                      ----------------    ---------------

      Land...........................................        $219,459           $822,298
      Reception and distribution facilities..........      22,839,470         29,140,040
      Transmitter equipment..........................       7,284,661         11,450,339
      Building and improvements......................       1,470,951          1,467,956
      Equipment, furniture and fixtures..............       1,058,369          1,199,563
      Vehicles.......................................         571,456            765,689
      Other equipment................................         989,368          2,265,925
                                                      ----------------    ---------------
                                                           34,433,734         47,111,810
      Accumulated depreciation.......................     (18,169,883)       (23,288,321)
                                                      ----------------    ---------------
      Net property and equipment.....................     $16,263,851        $23,823,489
                                                      ================    ===============

         Depreciation expense amounted to $3,968,644, $4,066,087, and $5,123,912 for the years ended December 31, 1994, 1995 and 1996, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Intangibles:

         Intangible assets consist of the following:

                                                       December 31,       December 31,
                                                           1995               1996
                                                      ----------------   ---------------

      Goodwill.......................................     $28,490,035       $28,490,035
      Franchise costs................................      13,254,985        35,972,374
      Broadcast licenses.............................       3,124,461        12,168,683
      Network affiliation agreements.................       1,236,641         2,761,641
      Deferred financing costs.......................       3,974,454         4,020,665
      DBS rights.....................................       4,832,160         4,832,160
      Non-compete agreement..........................        -                2,700,000
      Organization and other costs...................       3,843,653         7,452,955
                                                      ----------------   ---------------
                                                           58,756,389        98,398,513
      Accumulated amortization.......................     (10,730,898)      (15,898,207)
                                                      ----------------   ---------------
      Net intangible assets..........................     $48,025,491       $82,500,306
                                                      ================   ===============

         Amortization expense amounted to $2,908,609, $4,607,758 and $5,368,937 for the years ended December 31, 1994, 1995 and 1996, respectively.

5.  Long-Term Debt:

     Long-term debt consists of the following:

                                                         December 31,        December 31,
                                                             1995                1996
                                                       -----------------    ----------------
Series B Notes payable by Pegasus, due 2005, interest
    at 12.5%, payable semi-annually in arrears on
    January 1, and July 1, net of unamortized
    discount of $3,804,546 and $3,412,222 as of
    December 31, 1995 and 1996, respectively.........       $81,195,454         $81,587,778
Senior seven year revolving credit facility, interest
    at the Company's option at either the banks prime
    rate, plus an applicable margin or LIBOR, plus an
    applicable margin (8.375% at December 31, 1996...         -                  29,600,000

Mortgage payable, due 2000, interest at
    8.75%............................................           517,535             498,468
Note payable, due 1998, interest at
    10.0%............................................         -                   3,050,000
Capital leases and other.............................           760,950             726,339
                                                       -----------------    ----------------
                                                             82,473,939         115,462,585
Less current maturities..............................           239,934             306,975
                                                       -----------------    ----------------
Long-term debt.......................................       $82,234,005        $115,155,610
                                                       =================    ================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Long-Term Debt (continued):

         In October 1994, the Company repaid the outstanding balances under its senior and junior term loan agreements with a portion of the proceeds from a $20.0 million term note agreement ("senior note") and $15.0 million subordinated term loan agreement ("subordinated loan") from various banking institutions. The senior note and subordinated loan were scheduled to mature on December 31, 2001 and September 30, 2003, respectively. Amounts were subsequently repaid as described below, which resulted in an extraordinary loss of $633,267.

         In July 1995, the Company sold 85,000 units consisting of $85.0 million in aggregate amount of 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of the Company's Class B Common Stock (the "Note Offering"). The net proceeds from the sale were used to (i) repay approximately $38.6 million in loans and other obligations, (ii) repurchase $26.0 million of notes for approximately $13.0 million resulting in an extraordinary gain of $10.2 million, net of expenses of $2.8 million, (iii) make a $12.5 million distribution to PCH,
(iv) escrow $9.7 million for the purpose of paying interest on the Notes, (v) pay $3.3 million in fees and expenses and (vi) to fund proposed acquisitions.

         In November 1995, the Company exchanged its Series B Notes for the Series A Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. There was no gain or loss recorded with this transaction.

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of Pegasus. The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends. The Company is in compliance with all its financial and operating covenants.

         The fair value of the Company's Series B Notes approximates $91.8 million as of December 31, 1996. This amount is approximately $10.2 million higher than the carrying amount reported on the balance sheet at December 31, 1996. Fair value is estimated based on the quoted market price for the same or similar instruments.

         In conjunction with the acquisition of the WTLH Tallahassee, Florida FCC license and Fox affiliation agreement (see Footnote 12), the Company incurred indebtedness of $3.1 million. The fair market value of the note payable approximates the carrying amount.

         In August 1996, the Company entered into a $50.0 million seven-year senior revolving credit facility, which is collateralized by substantially all of the Company's assets. On the same date, the Company had drawn $8.8 million to repay all amounts outstanding under the $10.0 million senior collateralized five-year revolving credit facility and $22.8 million to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's"). Deferred financing fees relating to the $10.0 million revolving credit facility were written off, resulting in an extraordinary loss of $250,603 on the refinancing transaction. The $50.0 million revolving credit facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The fair market value of the revolving credit facility approximates the carrying amount.

         At December 31, 1996, maturities of long-term debt and capital leases are as follows:

                      1997                                 $306,975
                      1998                                3,283,016
                      1999                                  212,321
                      2000                                   59,816
                      2001                                   39,050
                      Thereafter                        111,561,407
                                                    ================
                                                       $115,462,585
                                                    ================
                                      F-12

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Leases:

         The Company leases certain studios, towers, utility pole attachments, occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $464,477, $503,118 and $685,674, respectively.

         The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                      1995          1996
                                                      ----          ----
       Equipment, furniture and fixtures......      $334,715      $174,637
       Vehicles...............................       196,064       446,372
                                                   ----------  ------------
                                                     530,779       621,009
       Accumulated depreciation...............     (166,144)     (216,575)
                                                   ----------  ------------
       Total..................................      $364,635      $404,434
                                                   ==========  ============

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1996 are as follows:

                                                              Operating               Capital
                                                                Leases                 Leases
                                                           -----------------      -----------------
       1997..........................................              $463,000               $202,000
       1998..........................................               259,000                125,000
       1999..........................................               221,000                 66,000
       2000..........................................               156,000                 42,000
       2001..........................................                75,000                 12,000
       Thereafter....................................               102,000                      -
                                                           -----------------      -----------------
       Total minimum payments........................            $1,276,000                447,000
                                                           =================
       Less:  amount representing interest...........                                       73,000
                                                                                  -----------------
       Present  value of net  minimum  lease  payments
           including current maturities of $170,000                                       $374,000
                                                                                  =================

7.    Commitments and Contingent Liabilities:

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

         The Company is currently contesting a claim for unpaid premiums on its workers' compensation insurance policy assessed by the state insurance fund of Puerto Rico. Based upon current information available, the Company's liability related to the claim is estimated to be less than $200,000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Commitments and Contingent Liabilities (continued):

Legal Matters (continued):

         From time to time the Company is also involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to the above claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

8.  Income Taxes:

         The following is a summary of the components of income taxes from operations:

                                                                  1994               1995               1996
                                                                  ----               ----               ----
                Federal - deferred...........................      $104,644            $23,000         $(169,000)
                State and local..............................        34,818              7,000            49,000
                                                              --------------     --------------    ---------------
                   Provision (benefit) for income taxes......      $139,462            $30,000         $(120,000)
                                                              ==============     ==============    ===============

         The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1995 and 1996, are as follows:

                                                                                     1995              1996
                                                                                     ----              ----
               Assets:
                   Receivables..................................................      $42,440             47,887
                   Excess  of tax  basis  over  book  basis  from  tax  gain
                       recognized upon incorporation of subsidiaries............    1,751,053          1,890,025
                   Loss  carryforwards..........................................    9,478,069         14,197,578
                   Other........................................................      806,312            870,305
                                                                                 -------------     --------------
                        Total  deferred tax assets..............................   12,077,874         17,005,795
               Liabilities:
                   Excess of book  basis over tax basis of  property,  plant
                       and equipment............................................   (1,015,611)        (1,754,621)
                   Excess  of book  basis  over  tax  basis  of  amortizable
                       intangible  assets.......................................   (4,277,512)        (4,616,997)
                                                                                 -------------    ---------------
                       Total deferred tax  liabilities..........................   (5,293,123)        (6,371,618)
                                                                                 -------------    ---------------
                   Net deferred tax assets......................................    6,784,751         10,634,177
                     Valuation allowance........................................   (6,954,213)       (10,683,639)
                                                                                 -------------    ---------------
                   Net deferred tax  liabilities................................    $(169,462)          $(49,462)
                                                                                 =============    ===============

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1996 which may not be utilized.

         At December 31, 1996, the Company has net operating loss carryforwards of approximately $41.8 million which are available to offset future taxable income and expire through 2012.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.  Income Taxes (continued):

         A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                                   1994             1995              1996
                                                                   ----             ----              ----
          U.S.  statutory federal income tax rate..........      (34.00)%         (34.00)%           (34.00)%
          Net operating loss attributable to the
          partnerships.....................................       29.55              -                  -
          Foreign net operating  income (loss).............      (18.14)          (27.09)             (5.90)
          State net  operating  loss.......................        (.96)              -                  -
          Valuation  allowance.............................       25.70            61.46              38.66
          Other............................................         .72               -                  -
                                                               -------------    -------------     --------------
          Effective  tax rate..............................        2.87%            0.37%             (1.24)%
                                                               =============    =============     ==============

9.  Related Party Transactions:

         The Company pays management fees to various related parties. The management fees are calculated based upon five percent of the Company's net revenue and are for certain administrative and accounting services, billing and programming services, and the reimbursement of expenses incurred therewith. For the years ended December 31, 1994, 1995 and 1996, the fees and expenses were $1,499,392, $1,770,183 and $2,045,582, respectively.

         Other related party transaction balances at December 31, 1995 and 1996 are as follows:

                                                            1995        1996
                                                            ----        ----
Accounts payable and accrued expenses..............       $888,042    $4,533,725
Notes payable......................................        105,413        -

         In 1996, PCC repaid $3.0 million on the Company's credit facility (see Footnote 5). Additionally, PCC paid $1.5 million of accrued management fees on the Company's behalf. Both payments were made from the proceeds from PCC's Initial Public Offering.

         The related party note payable consists of one demand note payable to an affiliate, bearing interest at prime plus two percent, payable monthly in arrears. The demand note payable was cancelled at the beginning of 1996. The effective interest rate was 10.25% at December 31, 1995. Total interest expense on the affiliated debt was $11,858 for the year ended December 31, 1995.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                     Years ended December 31,
                                            1994             1995             1996
                                        -------------    --------------    ------------

Capital contribution and
related  reduction  of  debt.........    $15,069,173
Barter revenue and related expense...      4,604,200        $5,110,662      $6,337,220
Acquisition of program rights and
assumption of related program
payable..............................      1,797,866         1,335,275       1,140,072
Acquisition of plant under capital
leases...............................        168,960           121,373         312,578
Redemption of minority interests
and related receivable...............         49,490           246,515          -
Interest converted to principal......        867,715           -                -
Execution of license agreement
option...............................        -                 -             3,050,000

         For the years ended December 31, 1994, 1995 and 1996 the Company paid cash for interest in the amount of $3.6 million, $12.0 million and $12.0 million, respectively. The Company paid no income taxes for the years ended December 31, 1994, 1995 and 1996.

11.  Common Stock:

         At December 31, 1995 and 1996 common stock consists of the following:

         Pegasus Class A common stock, $0.01 par value;
             230,000 shares authorized; 161,500 issued and
             outstanding .........................................     $1,615
         Pegasus Class B common stock, $0.01 par value;
             20,000 shares authorized; 8,500 issued and
             outstanding .........................................         85
                                                                   -----------
             Total common stock ..................................     $1,700
                                                                   ===========

         On July 7, 1995, as part of a plan of reorganization, the Company agreed to exchange 161,500 Shares of Class A Common Stock for all of the existing common stock outstanding of the Company, all outstanding shares of PST and a 99% limited partnership interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 Shares of Class B Common Stock on July 7, 1995 in connection with the Note Offering (see Footnote 5).

         On December 30, 1996, the Company, through a registered exchange offer, exchanged all of the Pegasus Class B Common Stock for 191,775 shares in the aggregate of PCC's Class A Common Stock.

         Under the terms of the Series B Notes, Pegasus' ability to pay dividends on the Company's Common Stock is subject to certain restrictions.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Acquisitions:

         In January 1996, PCH, the parent of the Company, acquired all of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI was approximately $11.7 million of which $1.5 million was allocated to fixed and tangible assets and $10.2 million to intangible assets. In June 1996, PCH acquired the FCC license of WPXT for aggregate consideration of $3.0 million. PCH immediately transferred the ownership of the license to the Company.

         Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc., Tallahassee, Florida and certain of its affiliates for approximately $5.0 million, except for the FCC license and Fox affiliation agreement. Additionally, the Company entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with the licensee of WTLH. In August 1996, the Company exercised its rights and recorded $3.1 million in intangible assets and long term debt.

         The aggregate purchase price of WTLH, Inc. and the related FCC licenses and Fox affiliation agreement is approximately $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. In addition, PCH granted the sellers of WTLH a warrant to purchase $1.0 million of stock of one of its subsidiaries at $14.00 per share. The warrant expired in February 1997.

         Effective August 29, 1996, the Company acquired all of the assets of Dom's for approximately $25.0 million in cash and $1.0 million in assumed liabilities. Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system. The aggregate purchase price of the principal assets of Dom's amounted to $26.0 million of which $4.7 million was allocated to fixed and tangible assets and $21.3 million to various intangible assets.

         In accordance with the Purchase Method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisition. Such allocations have been based on preliminary estimates which may be revised at a later date.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above stations and cable system had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma does not include the New Hampshire Cable Sale, which did not occur as of December 31, 1996 (see Footnote 13).

                                                              (unaudited)
        (in thousands, except earnings per share)       Year Ended December 31,
                                                        -----------------------
                                                           1995           1996
                                                       ---------       --------
    Net revenues .................................       $45,158        $50,921
                                                       =========       ========
    Operating income (loss).......................        $1,832         $3,398
                                                       =========       ========
    Net loss before extraordinary item............      $(10,644)      $(10,650)
                                                       =========       ========
    Net loss per share before extraordinary item..      $ (64.24)       $(62.65)
                                                       =========       ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Subsequent Events:

         On January 31, 1997, the Company sold substantially all assets of its New Hampshire cable system to State Cable TV Corp. for approximately $7.1 million in cash. The Company anticipates recognizing a gain in the transaction.

14. Industry Segments:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). TV consists of five Fox affiliated television stations, of which one also simulcasts its signal in Hazelton and Williamsport, Pennsylvania. Cable and DBS consists of cable television services and direct broadcast satellite services/equipment, respectively. Information regarding the Company's business segments in 1994, 1995, and 1996 is as follows (in thousands):


                                         TV           Multichannel Television        Consolidated
                                         --           -----------------------        ------------
                                                        DBS            Cable
                                                        ---            -----
1994
   Revenues                       $      17,808   $        174   $       10,148  $          28,130
   Operating income (loss)                2,057           (103)            (769)             1,186
   Identifiable assets                   36,078          4,438           34,535             75,051
   Incentive compensation                   327          -                  105                432
   Management fees                          860              5              634              1,499
   Depreciation & amortization            2,184             61            4,632              6,877
   Capital expenditures                     411             57              704              1,173

1995
   Revenues                       $      19,973   $      1,469   $       10,606  $          32,049
   Operating income (loss)                1,942           (772)          (1,243)               (73)
   Identifiable assets                   45,806          6,922           42,689             95,417
   Incentive compensation                   415              9              104                528
   Management fees                        1,046            135              590              1,770
   Depreciation & amortization            2,591            719            5,364              8,674
   Capital expenditures                   1,403            216              953              2,571

1996
   Revenues                       $      28,488   $      4,213   $       13,496  $          46,197
   Operating income (loss)                3,671           (798)              73              2,946
   Identifiable assets                   61,796          8,530           55,902            126,228
   Incentive compensation                   692             95              148                935
   Management fees                        1,096            230              720              2,046
   Depreciation & amortization            4,162            873            5,458             10,493
   Capital expenditures                   2,300            859            3,084              6,243



                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Other Information (unaudited):

         As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such person and its Restricted Subsidiaries less DBS Cash Flow (PST Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisitions of WPXT, WTLH and Dom's, Adjusted Operating Cash Flow would have been approximately $17.6 million.

                                                               Year Ended
                                                          December 31, 1996
                                                         --------------------


    Net revenues                                               $46,197,000

    Direct operating expenses, excluding incentive
      compensation and management fees                          29,778,000
                                                               ------------

    Income from operations before incentive
      compensation, management fees and
       depreciation and amortization                            16,419,000

    Allowable cash portion of incentive
      compensation and management fees                           1,100,000
                                                               ------------

    Operating cash flow                                         15,319,000
      Less DBS cash flow, last twelve months                      (402,000)
      Plus DBS cash flow, last quarter annualized                  687,000

                                                               ------------
    Adjusted operating cash flow                               $15,604,000
                                                               ============


16.  Subsidiary Guarantees (unaudited):

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WLTH, Inc., Pegasus Anasco Holdings, Inc. and PCT-CT, a wholly-owned subsidiary of PCT and an indirect subsidiary of the Company, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

16.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Balance Sheets
(in thousands)

                                            Guarantor   Non-guarantor
As of December 31, 1996                    Subsidiaries  Subsidiaries  Pegasus   Eliminations    Totals
                                           ------------  ------------  -------   ------------    ------
Assets:
Cash and cash equivalents                   $   6,171    $     807    $   1,439                 $   8,417

Accounts receivable, net                        6,036           (5)                                 6,031
Other current assets                            3,673          639                     $(317)       3,995
                                            ---------    ---------    ---------    ---------    ---------
  Total current assets                         15,880        1,441        1,439         (317)      18,443

Property and equipment, net                    21,293        2,530                                 23,823
Intangible assets, net                         75,463        3,176        3,861                    82,500
Other assets                                    1,462                                               1,462
Investment in subsidiaries and affiliates                                68,297      (68,297)           0
                                            ---------    ---------    ---------    ---------    ---------
  Total assets                              $ 114,098    $   7,147    $  73,597    ($ 68,614)   $ 126,228
                                            =========    =========    =========    =========    =========

Liabilities and total equity:
Current portion of long-term debt           $     224    $      83                              $     307
Accounts payable                                5,681          598    $     149    ($    317)       6,111
Other current liabilities                      11,128          369       (8,769)       8,818       11,546
                                            ---------    ---------    ---------    ---------    ---------
  Total current liabilities                    17,033        1,050       (8,620)       8,501       17,964
Long-term debt                                103,018        7,665       81,588      (77,115)     115,156
Other liabilities                               2,237          307          161                     2,705
                                            ---------    ---------    ---------    ---------    ---------
 Total liabilities                            122,288        9,022       73,129      (68,614)     135,825
Total equity (deficit)                         (8,190)      (1,875)         468                    (9,597)
                                            ---------    ---------    ---------    ---------    ---------
  Total liabilities and equity              $ 114,098    $   7,147    $  73,597    ($ 68,614)   $ 126,228
                                            =========    =========    =========    =========    =========

As of December 31, 1995
Assets:
Cash and cash equivalents                   $   2,383    $     651    $   8,933                 $  11,967
Restricted cash                                                           9,881                     9,881
Accounts receivable, net                        4,823           58                                  4,881
Other current assets                            4,242          444       (1,887)   ($    426)       2,373
                                            ---------    ---------    ---------    ---------    ---------
  Total current assets                         11,448        1,153       16,927         (426)      29,102

Property and equipment, net                    14,103        2,161                                 16,264
Intangible assets, net                         43,711          532        3,782                    48,025
Other assets                                    2,022            4                                  2,026
Investment in subsidiaries and affiliates       2,870                    72,533      (75,403)           0
                                            ---------    ---------    ---------    ---------    ---------
  Total assets                              $  74,154    $   3,850    $  93,242    ($ 75,829)   $  95,417
                                            =========    =========    =========    =========    =========

Liabilities and total equity:
Current portion of long-term debt           $     210    $     456                 ($    426)   $     240
Accounts payable                                2,982          154                                  3,136
Other current liabilities                       2,899          314    $   5,135                     8,348
                                            ---------    ---------    ---------    ---------    ---------
  Total current liabilities                     6,091          924        5,135         (426)      11,724
Long-term debt                                 64,445        4,352       81,195      (67,758)      82,234
Other liabilities                               1,533           13           88                     1,634
                                            ---------    ---------    ---------    ---------    ---------
 Total liabilities                             72,069        5,289       86,418      (68,184)      95,592
Total equity (deficit)                          2,085       (1,439)       6,824       (7,645)        (175)
                                            ---------    ---------    ---------    ---------    ---------
  Total liabilities and equity              $  74,154    $   3,850    $  93,242    ($ 75,829)   $  95,417
                                            =========    =========    =========    =========    =========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



16.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Statements of Operations
For the Year ended December 31, 1996
(in thousands)

                                          Guarantor         Non-guarantor
                                         Subsidiaries       Subsidiaries       Pegasus        Eliminations        Totals
                                         ------------       ------------       -------        ------------        ------

Total revenue                                   $43,394          $2,903                             ($100)         $46,197
Total operating expenses                         40,231           2,711             $409             (100)          43,251
                                       ------------------------------------------------------------------------------------

Income (loss) from operations                     3,163             192             (409)                            2,946

Interest expense                                 11,468             330            7,435           (6,795)          12,438
Other                                               215                             (311)                              (96)
                                       ------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                          (8,520)           (138)          (7,533)           6,795           (9,396)
Provision for income taxes                         (120)                                                              (120)
                                       ------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                             (8,400)           (138)          (7,533)           6,795           (9,276)
Extraordinary loss on
  extinguishment of debt                                                            (251)                             (251)
                                       ------------------------------------------------------------------------------------
Net income (loss)                               ($8,400)          ($138)         ($7,784)          $6,795          ($9,527)
                                       ====================================================================================

Condensed Consolidated Statements of Operations
For the Year ended December 31, 1995
(in thousands)

                                          Guarantor           Non-guarantor
                                         Subsidiaries          Subsidiary        Pegasus        Eliminations        Totals
                                         ------------          ----------        -------        ------------        ------


Total revenue                                   $29,560          $2,589                             ($100)         $32,049
Total operating expenses                         29,508           2,186             $528             (100)          32,122
                                       ------------------------------------------------------------------------------------

Income (loss) from operations                        52             403             (528)                              (73)

Interest expense                                  6,904             278            5,331           (3,718)           8,795
Other                                                40              (2)            (364)                             (326)
                                       ------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                          (6,892)            127           (5,495)           3,718           (8,542)
Provision for income taxes                                                            30                                30
                                       ------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                             (6,892)            127           (5,525)           3,718           (8,572)
Extraordinary gain on
  extinguishment of debt                                                          10,210                            10,210
                                       ------------------------------------------------------------------------------------
Net income (loss)                               ($6,892)           $127           $4,685           $3,718           $1,638
                                       ====================================================================================

                                      F-21

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

16.  Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Year ended December 31, 1996
(in thousands)

                                                         Guarantor         Non-guarantor
                                                       Subsidiaries         Subsidiaries      Pegasus      Eliminations      Totals
                                                       ------------         ------------      -------      ------------      ------

Cash flows from operating activities:
Net income (loss)                                            ($8,400)           ($138)       ($7,784)        $6,795        ($9,527)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt                                                                        251                           251
  Depreciation and amortization                                9,479              709            305                        10,493
  Program rights amortization                                  1,514                                                         1,514
  Change in assets and liabilities:
     Accounts receivable                                      (1,968)              63                           400         (1,505)
     Accounts payable and accrued expenses                    13,247              499           (222)        (6,695)         6,829
     Prepaids and other                                         (299)            (195)                                        (494)
Other                                                            373              298            340                         1,011
                                                       ----------------------------------------------------------------------------
Net cash provided (used) by operating activities              13,946            1,236         (7,110)           500          8,572

Cash flows from investing activities:
   Acquisitions                                              (41,201)                                                      (41,201)
   Capital expenditures                                       (5,343)            (900)                                      (6,243)
   Purchase of intangible assets                              (1,304)             (70)          (384)                       (1,758)
   Other                                                      (1,831)                                                       (1,831)
                                                       ----------------------------------------------------------------------------
Net cash used by investing activities                        (49,679)            (970)          (384)                      (51,033)

Cash flows from financing activities:
   Proceeds from long-term debt                                                   500         41,400           (500)        41,400
   Repayment of long-term debt                                  (334)             (38)       (11,800)                      (12,172)
   Other                                                      39,855             (572)       (29,600)                        9,683
                                                       ----------------------------------------------------------------------------
Net cash provided (used) by financing activities              39,521             (110)                         (500)        38,911

Net increase (decrease) in cash and cash equivalents           3,788              156         (7,494)                       (3,550)
Cash and cash equivalents, beginning of period                 2,383              651          8,933                        11,967

                                                       ----------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $6,171             $807         $1,439                        $8,417
                                                       ============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

16.  Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Year ended December 31, 1995
(in thousands)

                                                      Guarantor        Non-guarantor
                                                    Subsidiaries         Subsidiary       Pegasus      Eliminations      Totals
                                                    ------------         ----------       -------      ------------      ------

Cash flows from operating activities:
Net income (loss)                                         ($6,892)            $127         $4,685         $3,718         $1,638
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary loss on extinguishment
  of debt                                                                                 (10,210)                      (10,210)
  Depreciation and amortization                             7,512              644            518                         8,674
  Program rights amortization                               1,263                                                         1,263
  Change in assets and liabilities
     Accounts receivable                                     (790)              75                          (100)          (815)
     Accounts payable and accrued expenses                  3,585              (47)         5,135         (3,618)         5,055
     Prepaids and other                                       419               87            171           (166)           511
Other                                                         (48)                             31                           (17)
                                                    ----------------------------------------------------------------------------
Net cash provided (used) by operating activities            5,049              886            330           (166)         6,099

Cash flows from investing activities:
   Capital expenditures                                    (2,421)            (150)                                      (2,571)
   Purchase of intangible assets                           (2,262)             (73)                                      (2,335)
   Other                                                   (1,504)              21                                       (1,483)
                                                    ----------------------------------------------------------------------------
Net cash used by investing activities                      (6,187)            (202)                                      (6,389)

Cash flows from financing activities:
   Proceeds from long-term debt                             3,029               18         81,000                        84,047
   Repayment of long-term debt                               (219)            (166)       (50,591)           166        (50,810)
  Other                                                      (355)            (195)       (21,806)                      (22,356)
                                                    ----------------------------------------------------------------------------
Net cash provided (used) by financing activities            2,455             (343)         8,603            166         10,881

Net increase in cash                                        1,317              341          8,933                        10,591
Cash and cash equivalents, beginning of period              1,066              310                                        1,376

                                                    ----------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $2,383             $651         $8,933                       $11,967
                                                    ============================================================================

                                      F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the consolidated financial statements of Pegasus Media & Communications, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be presented therein.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 21, 1997

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years
                     Ended December 31, 1994, 1995 and 1996
                             (Dollars in thousands)




Description                         Balance at         Additions             Additions                             Balance at
                                   Beginning of        Charged To           Charged To                               End of
                                      Period            Expenses          Other Accounts        Deductions           Period

Allowance for Uncollectible
   Accounts Receivable
     Year 1994                 $       308        $       200        $           -          $     160 (a)     $       348
     Year 1995                 $       348        $       151        $           -          $     261 (a)     $       238
     Year 1996                 $       238        $       336        $           -          $     331 (a)     $       243


Valuation Allowance for
   Deferred Tax Assets
     Year 1994                 $        0         $      1,756       $           -          $        -        $       1,756
     Year 1995                 $      1,756       $      8,675       $           -          $      3,477      $       6,954
     Year 1996                 $      6,954       $      7,032       $           -          $      3,302      $      10,684





 (a) Amounts written off, net of recoveries.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                Index to Exhibits



      Exhibit
       Number      Description of Document
       ------      -----------------------

       3.1 Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc.
       27.1        Financial Data Schedule