Form 10-Q
period 1997-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1997-05-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March  31, 1997
                                        ---------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            23-2778525
         --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification Number)


c/o Pegasus Communications Management Company
5 Radnor Corporate Center; Suite 454, Radnor, PA                  19087
------------------------------------------------                  -----
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:  (610) 341-1801
                                                      -------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___





Number of shares of each class of the registrant's common stock outstanding as of May 9, 1997:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1997


                                                                                       Page
                                                                                       ----
Part I.  Financial Information


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1996 and March 31, 1997                      3

                           Consolidated Statements of Operations
                             Three months ended  March 31, 1996 and 1997               4

                           Consolidated Statements of Cash Flows
                             Three months ended  March 31, 1996 and 1997               5

                           Notes to Consolidated Financial Statements                  6


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations             15

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                               18


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K                            19

         Signature                                                                     20



                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets

                                                                     December 31,                 March 31,
                                                                         1996                       1997
                                                                 ------------------         ------------------
                                       ASSETS                                                   (unaudited)
Current  assets:
   Cash and cash equivalents                                           $8,416,778                $11,446,901
   Accounts receivable, less allowance for doubtful
    accounts of $243,000 and $263,000, respectively                     6,030,697                  6,339,589
   Program rights                                                       1,289,437                  1,287,688
   Inventory                                                              697,957                    432,149
   Deferred taxes                                                       1,290,397                  1,290,397
   Prepaid expenses and other                                             717,664                    581,375
                                                                ------------------         -----------------
     Total current assets                                              18,442,930                 21,378,099

Property and equipment, net                                            23,823,489                 24,334,932
Intangible assets, net                                                 82,500,306                 80,905,147
Program rights                                                          1,294,985                    920,016
Deposits and other                                                        166,498                    199,404
                                                                ------------------         -----------------

   Total assets                                                      $126,228,208               $127,737,598
                                                                ==================         =================


                LIABILITIES AND EQUITY

Current liabilities:
   Notes payable                                                          $48,610                    $46,220
   Current portion of long-term debt                                      306,975                  3,336,975
   Accounts payable                                                     6,111,411                  4,711,963
   Accrued interest                                                     5,592,083                  2,631,676
   Accrued expenses                                                     5,303,652                  9,583,934
   Current portion of program rights payable                              601,205                    640,975
                                                                ------------------         -----------------
     Total current liabilities                                         17,963,936                 20,951,743

Long-term debt, net                                                   115,155,610                 82,516,446
Program rights payable                                                  1,365,284                    588,941
Deferred taxes                                                          1,339,859                  1,339,859
                                                                ------------------         -----------------
    Total liabilities                                                 135,824,689                105,396,989

Commitments and contingent liabilities                                  -                          -

Total equity (deficiency):
   Class A common stock                                                     1,615                      1,615
   Class B common stock                                                        85                         85
   Additional paid-in capital                                           7,880,848                 38,007,098
   Accumulated deficit                                                (17,479,029)               (15,668,189)
                                                                ------------------         -----------------
     Total equity (deficiency)                                         (9,596,481)                22,340,609
                                                                ------------------         -----------------

   Total liabilities and equity (deficiency)                         $126,228,208               $127,737,598
                                                                ==================         =================



           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations



                                                                                  Three Months Ended March 31,
                                                                                    1996                   1997
                                                                            -------------------   -------------------
                                                                                            (unaudited)
Revenues:
    Broadcasting revenue,
       net of agency commissions                                                    $3,886,329             $5,277,104
    Barter programming revenue                                                       1,074,665              1,450,800
    Basic and satellite service                                                      2,864,858              4,795,883
    Premium services                                                                   453,650                565,472
    Other                                                                              121,459                213,484
                                                                            -------------------    ------------------
      Total revenues                                                                 8,400,961             12,302,743
                                                                            -------------------    ------------------

Operating expenses:
    Barter programming expense                                                       1,074,665              1,450,800
    Programming                                                                      1,663,967              2,452,985
    General and administrative                                                       1,257,612              1,806,231
    Technical and operations                                                           805,415                966,795
    Marketing and selling                                                            1,044,250              1,450,425
    Incentive compensation                                                             120,884                254,875
    Management fees                                                                    452,876                376,254
    Depreciation and amortization                                                    2,346,161              3,180,902
                                                                            -------------------    ------------------
      Income (loss) from operations                                                   (364,869)               363,476

Interest expense                                                                    (2,895,483)            (3,152,964)
Interest income                                                                        101,251                 44,137
Other income (expenses), net                                                           (25,075)                21,891
Gain on sale of cable system                                                            -                   4,534,300
                                                                            -------------------    ------------------
    Income (loss) before income taxes                                               (3,184,176)             1,810,840
Provision (benefit) for income taxes                                                  (169,462)                 -
                                                                            ===================    ==================
    Net income (loss)                                                              ($3,014,714)            $1,810,840
                                                                            ===================    ==================

Income (loss) per share:

    Net income (loss)                                                                   ($17.73)               $10.65
                                                                            ===================    ==================

    Weighted average shares outstanding                                                 170,000               170,000
                                                                            ===================    ==================





           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1996              1997
                                                                               -----------      ------------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                           ($3,014,714)        $1,810,840
  Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
      Depreciation and amortization                                             2,346,161          3,180,902
      Program rights amortization                                                 344,197            376,883
      Accretion on discount of bonds                                               97,904             98,376
      Gain on sale of cable system                                                 -              (4,534,300)
      Bad debt expense                                                             65,170             96,892
      Deferred income taxes                                                      (169,462)             -
      Change in assets and liabilities:
       Accounts receivable                                                        741,616           (405,784)
       Inventory                                                                  176,706            265,808
       Prepaid expenses and other                                                   4,983            136,289
       Accounts payable and accrued expenses                                     (867,786)         2,880,834
       Accrued interest                                                        (2,485,136)        (2,960,407)
       Deposits and other                                                           15,005           (32,906)
                                                                             -------------        ----------
   Net cash provided (used) by operating activities                             (2,745,356)          913,427

Cash flows from investing activities:
      Acquisitions                                                             (15,007,329)            -
      Capital expenditures                                                        (926,719)       (3,299,209)
      Purchase of intangible assets                                               (270,312)       (1,262,782)
      Payments of programming rights                                              (351,174)         (736,738)
      Proceeds from sale of cable system                                            -              7,028,250
      Other                                                                       (157,500)            -
                                                                             -------------        ----------
   Net cash provided by (used for) investing activities                        (16,713,034)        1,729,521

Cash flows from financing activities:
      Proceeds from long-term debt                                                 106,238             -
      Repayments of long-term debt                                                  -                (36,081)
      Borrowings on revolving credit facilities                                  6,000,000           526,250
      Repayments of revolving credit facilities                                     -            (30,126,250)
      Contributions by Parent                                                       -             30,126,250
      Restricted cash                                                            5,062,236             -
      Capital lease repayments                                                     (22,792)         (102,994)
                                                                             -------------        ----------
   Net cash provided by financing activities                                    11,145,682           387,175

Net increase (decrease) in cash and cash equivalents                            (8,312,708)        3,030,123
Cash and cash equivalents, beginning of year                                    11,966,567         8,416,778
                                                                             -------------        ----------
Cash and cash equivalents, end of period                                        $3,653,859       $11,446,901
                                                                             =============        ==========


           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, L.P. ("MCT"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite ("DBS") services to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT.

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

         On October 8, 1996, in conjunction with the Initial Public Offering, the limited partnerships which owned and operated the Company's Puerto Rico cable operations and owned one of its broadcast licenses, restructured. This reorganization has been accounted for as if a pooling of interests had occurred.

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all its subsidiaries. All intercompany transactions and balances have been eliminated.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions and the useful lives and recoverability of intangible assets.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Revenue:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its TV operations when advertising spots are broadcast.

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

Advertising Costs:

          Advertising costs are charged to operations in the period incurred.

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

3.  Common Stock:

         On July 7, 1995, as part of a plan of reorganization, Pegasus agreed to exchange 161,500 shares of its Class A Common Stock for all of its outstanding common stock, all outstanding shares of PST and a 99% limited partnership interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, Pegasus issued 8,500 shares of its Class B Common Stock on July 7, 1995 in connection with the Note Offering (see
Note 4).

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Common Stock (continued):

         At December 31, 1996 and March 31, 1997 common stock consists of the following:

             Pegasus  Class  A  common  stock,  $0.01  par  value;
                 230,000  shares  authorized;  161,500  issued and
                 outstanding......................................       $1,615
             Pegasus  Class  B  common  stock,  $0.01  par  value;
                 20,000  shares   authorized;   8,500  issued  and
                 outstanding......................................           85
                                                                      ---------
                 Total  common stock..............................       $1,700
                                                                      =========

4.  Long-Term Debt:

     Long-term debt consists of the following:

                                                         December 31,          March 31,
                                                             1996                1997
                                                       -----------------    ----------------
Series B Notes payable by Pegasus, due 2005,
    interest at 12.5%, payable semi-annually in
    arrears on January 1 and July 1, net of
    unamortized discount of $3,412,222 and
    $3,313,846 as of December 31, 1996 and
    March 31, 1997, respectively...................       $81,587,778         $81,686,154
Senior  seven  year  revolving   credit  facility,
    interest at the Company's option at either
    the banks prime rate, plus an applicable
    margin or LIBOR, plus an applicable margin
    (8.6875% at March 31, 1997)....................        29,600,000              -
Mortgage payable, due 2000, interest at
    8.75%..........................................           498,468             493,436
Note payable, due 1998, interest at
    10.0%..........................................         3,050,000           3,050,000
Capital leases and other...........................           726,339             623,831
                                                       --------------       -------------
                                                          115,462,585          85,853,421
Less current maturities............................           306,975           3,336,975
                                                       --------------       -------------
Long-term debt.......................................    $115,155,610         $82,516,446
                                                       ==============       =============

         In July 1995, the Company sold 85,000 units consisting of $85.0 million in aggregate of 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of the Company's Class B Common Stock (the "Note Offering"). The Class B Stock was subsequently exchanged for PCC Class A Common Stock (see Note 3). In November 1995, the Company exchanged its Series A Notes for the Series B Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of Pegasus. The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

         In August 1996, the Company entered into a $50.0 million seven-year senior revolving credit facility (the "Credit Facility"), which is collateralized by substantially all of the Company's assets. Outstanding balances under the Credit Facility were repaid by PCC, the Company's parent. The Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

6.  Disposition:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corp. for approximately $7.0 million in cash. The Company recognized a gain on the transaction of approximately $4.5 million.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above cable system had been sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the disposition been made on those dates or of results which may occur in the future.

                                                                         (unaudited)
                                                                         ----------
        (in thousands, except earnings per share)               Three Months Ended March 31,
                                                                ----------------------------
                                                                  1996                 1997
                                                                  ----                 ----
    Net  revenues.....................................              $10,249             $12,170
                                                              =============       =============
    Operating  income  (loss).........................                ($208)               $349
                                                              =============       =============
    Net income  (loss)................................              ($3,746)             $1,796
                                                              =============       =============
    Net  income  (loss)  per share....................              ($22.04)             $10.56
                                                              =============       =============

7.  Other Events:

         On January 27, 1997, PCC, the Company's parent, completed a unit offering in which it sold 100,000 shares of its 12 3/4% Series A Cumulative Exchangeable Preferred Stock and Warrants to purchase 193,600 shares of its Class A Common Stock at a price of $15 per share, to the public at a price of $1,000 per unit. A portion of the proceeds from the unit offering were used to repay all outstanding indebtedness under the Credit Facility.

8. Other Information (unaudited):

         As defined in the indenture governing the Series B Notes (the "Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the disposition of the New Hampshire cable system, as if such disposition had occurred on January 1, 1997, Adjusted Operating Cash Flow would have been approximately $17.1 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Other Information (unaudited - continued):


                                                                         Four Quarters
                                                                              Ended
                                                                         March 31, 1997
                                                                      --------------------


           Net revenues                                                       $50,098,000

           Direct operating expenses, excluding incentive
             compensation and management fees                                  32,059,000
                                                                      -------------------

           Income from operations before incentive
             compensation, management fees and
              depreciation and amortization                                    18,039,000

           Allowable cash portion of incentive
             compensation and management fees                                   1,100,000
                                                                      -------------------

           Operating cash flow                                                 16,939,000
             Less DBS cash flow, last four quarters                             (421,000)
             Plus DBS cash flow, last quarter annualized                          448,000

                                                                      ===================
           Adjusted operating cash flow                                       $16,966,000
                                                                      ===================


9.  Subsidiary Guarantees (unaudited):

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc. and PCT-CT, indirect subsidiaries of Pegasus, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Balance Sheets
(in thousands)

                                                      Guarantor       Non-guarantor
As of March 31, 1997                                Subsidiaries       Subsidiaries     Pegasus       Eliminations        Totals
                                                    ------------      -------------     -------       ------------        ------
Assets:
Cash and cash equivalents                            $8,762             $1,277           $1,408                           $11,447
Accounts receivable, net                              6,345                 (5)                                             6,340
Other current assets                                  3,524                 67                                              3,591
                                                ---------------------------------------------------------------------------------
  Total current assets                               18,631              1,339            1,408                            21,378

Property and equipment, net                          21,684              2,651                                             24,335
Intangible assets, net                               73,224              3,115            4,566                            80,905
Other assets                                          1,053                                  67                             1,120
Investment in subsidiaries and affiliates                                                91,756          ($91,756)              0
                                                =================================================================================
  Total assets                                     $114,592             $7,105          $97,797          ($91,756)       $127,738
                                                =================================================================================

Liabilities and total equity:
Current portion of long-term debt                      $218             $3,119                                             $3,337
Accounts payable                                      3,862                850                                              4,712
Other current liabilities                            12,680                223         ($12,797)          $12,797          12,903
                                                ---------------------------------------------------------------------------------
  Total current liabilities                          16,760              4,192          (12,797)           12,797          20,952
Long-term debt                                      100,954              4,429           81,686          (104,553)         82,516
Other liabilities                                     1,378                307              245                             1,930
                                                ---------------------------------------------------------------------------------
 Total liabilities                                  119,092              8,928           69,134           (91,756)        105,398
Total equity (deficit)                               (4,500)            (1,823)          28,663                            22,340
                                                =================================================================================
  Total liabilities and equity                     $114,592             $7,105          $97,797          ($91,756)       $127,738
                                                =================================================================================

As of December 31, 1996
Assets:
Cash and cash equivalents                            $6,171               $807           $1,439                            $8,417
Restricted cash
Accounts receivable, net                              6,036                 (5)                                             6,031
Other current assets                                  3,673                639                              ($317)          3,995
                                                ---------------------------------------------------------------------------------
  Total current assets                               15,880              1,441            1,439              (317)         18,443

Property and equipment, net                          21,293              2,530                                             23,823
Intangible assets, net                               75,463              3,176            3,861                            82,500
Other assets                                          1,462                                                                 1,462
Investment in subsidiaries and affiliates                                                68,297           (68,297)              0
                                                =================================================================================
  Total assets                                     $114,098             $7,147          $73,597          ($68,614)       $126,228
                                                =================================================================================

Liabilities and total equity:
Current portion of long-term debt                      $224                $83                                               $307
Accounts payable                                      5,681                598             $149             ($317)          6,111
Other current liabilities                            11,128                369           (8,769)            8,818          11,546
                                                ---------------------------------------------------------------------------------
  Total current liabilities                          17,033              1,050           (8,620)            8,501          17,964
Long-term debt                                      103,018              7,665           81,588           (77,115)        115,156
Other liabilities                                     2,237                307              161                             2,705
                                                ---------------------------------------------------------------------------------
 Total liabilities                                  122,288              9,022           73,129           (68,614)        135,825
Total equity (deficit)                               (8,190)            (1,875)             468                            (9,597)
                                                =================================================================================
  Total liabilities and equity                     $114,098             $7,147          $73,597          ($68,614)       $126,228
                                                =================================================================================

9.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 1997
(in thousands)

                                             Guarantor       Non-guarantor
                                            Subsidiaries     Subsidiaries        Pegasus        Eliminations         Totals
                                            ------------     -------------       -------        ------------         ------
Total revenue                               $11,589              $738                                ($25)          $12,302
Total operating expenses                     11,180               684              $100               (25)           11,939
                                          ---------------------------------------------------------------------------------

Income (loss) from operations                   409                54              (100)                                363

Interest expense                              3,880                 2             1,822            (2,551)            3,153
Other                                        (4,610)                                  9                              (4,601)
                                          ---------------------------------------------------------------------------------
Income (loss) before income
  taxes                                       1,139                52            (1,931)            2,551             1,811
Provision for income taxes
                                          ---------------------------------------------------------------------------------
Net income (loss)                            $1,139               $52           ($1,931)           $2,551            $1,811
                                          =================================================================================




Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 1996
(in thousands)

                                            Guarantor       Non-guarantor
                                           Subsidiaries     Subsidiaries        Pegasus        Eliminations         Total
                                           ------------     -------------       -------        ------------         -----


Total revenue                               $7,750              $676                                ($25)           $8,401
Total operating expenses                     8,095               580              $116               (25)            8,766
                                          --------------------------------------------------------------------------------

Income (loss) from operations                 (345)               96              (116)                               (365)

Interest expense                             2,158               112             2,860            (2,235)            2,895
Other                                           25                                (101)                                (76)
                                          --------------------------------------------------------------------------------
Income (loss) before income
  taxes                                     (2,528)              (16)           (2,875)            2,235            (3,184)
Provision for income taxes                    (169)                                                                   (169)
                                          --------------------------------------------------------------------------------
Net income (loss)                          ($2,359)             ($16)          ($2,875)           $2,235           ($3,015)
                                          ================================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1997
(in thousands)

                                                       Guarantor      Non-guarantor
                                                     Subsidiaries     Subsidiaries     Pegasus      Eliminations       Totals
                                                     ------------     ------------     -------      ------------       ------

Cash flows from operating activities:
Net income (loss)                                     $1,139               $52        ($1,931)         $2,551          $1,811
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                        2,840               241            100                           3,181
  Program rights amortization                            377                                                              377
  Change in assets and liabilities:
     Accounts receivable                                (381)                                             (25)           (406)
     Accounts payable and accrued expenses             2,490               106           (149)         (2,526)            (79)
     Prepaids and other                                 (402)              572            (67)                            103
  Other                                               (6,894)                           2,821                          (4,073)
                                                    -------------------------------------------------------------------------
Net cash provided (used) by operating activities        (831)              971            774                             914

Cash flows from investing activities:
   Capital expenditures                               (3,018)             (281)                                        (3,299)
   Purchase of intangible assets                        (438)              (20)          (805)                         (1,263)
   Other                                               6,291                                                            6,291
                                                    -------------------------------------------------------------------------
Net cash provided (used) by investing activities       2,835              (301)          (805)                          1,729

Cash flows from financing activities:
   Proceeds from debt                                                                     526                             526
   Repayment of debt                                      61              (200)       (30,126)                        (30,265)
   Other                                                 526                           29,600                          30,126
                                                    -------------------------------------------------------------------------
Net cash provided (used) by financing activities         587              (200)                                           387

Net increase (decrease) in cash and cash equivalents   2,591               470            (31)                          3,030
Cash and cash equivalents, beginning of year           6,171               807          1,439                           8,417

                                                    =========================================================================
Cash and cash equivalents, end of period              $8,762            $1,277         $1,408                         $11,447
                                                    =========================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


9. Subsidiary Guarantees (unaudited - continued):


Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1996
(in thousands)

                                                        Guarantor        Non-guarantor
                                                       Subsidiaries       Subsidiaries     Pegasus       Eliminations      Totals
                                                       ------------      -------------     --------      ------------      ------
Cash flows from operating activities:
Net income (loss)                                        ($2,359)            ($16)        ($2,875)         $2,235         ($3,015)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                             2,089              162              95                           2,346
 Program rights amortization                                 344                                                              344
 Change in assets and liabilities:
    Accounts receivable                                      754               13                             (25)            742
    Accounts payable and accrued expenses                  1,252              201          (2,597)         (2,210)         (3,354)
    Prepaids and other                                        24              (11)              7                              20
 Other                                                       169                3                                             172
                                                       --------------------------------------------------------------------------
Net cash provided (used) by operating activities           2,273              352          (5,370)                         (2,745)

Cash flows from investing activities:
  Capital expenditures                                      (739)            (188)                                           (927)
  Purchase of intangible assets                             (244)              (4)            (22)                           (270)
  Other                                                  (15,358)                            (158)                        (15,516)
                                                       --------------------------------------------------------------------------
Net cash used by investing activities                    (16,341)            (192)           (180)                        (16,713)

Cash flows from financing activities:
  Proceeds from debt                                       6,080               26                                           6,106
  Repayment of debt                                          (15)              (8)                                            (23)
  Other                                                       51             (539)          5,550                           5,062
                                                       --------------------------------------------------------------------------
Net cash provided (used) by financing activities           6,116             (521)          5,550                          11,145

Net increase in cash                                      (7,952)            (361)                                         (8,313)
Cash and cash equivalents, beginning of year              11,316              651                                          11,967
                                                       --------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $3,364             $290                                          $3,654
                                                       ==========================================================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. DBS operations consist of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of New England (Connecticut, Massachusetts and New Hampshire) in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and has entered into agreements to operate two additional TV stations which will be affiliated with UPN.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. TV revenues are derived from the sale of broadcast air time to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         Location Cash Flow is defined as net revenues less location operating expenses. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as a generally recognized measure of performance and is used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, this measure should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

         The Company's net revenues increased by approximately $3.9 million or 46% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $2.1 million or 63% and Broadcast Television net revenues increased $1.8 million or 35%. The net revenues increased as a result of (i) a $817,000 or 123% increase in DBS revenues mainly due to the increased number of DBS subscribers, (ii) a $1.4 million or 143% increase in Puerto Rico cable revenues due primarily to an acquisition effective September 1, 1996, (iii) a $109,000 or 6% decrease in New England cable revenues, which was the net result of a $125,000 increase due primarily to rate increases and new combined service packages and a $234,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iv) a $1.8 million or 35% increase in TV revenues of which $922,000 or 52% was due to ratings growth which the Company was able to convert into higher revenues and $845,000 or 48% was the result of acquisitions made in the first quarter of 1996.

         The Company's total location operating expenses increased by approximately $2.3 million or 39% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $1.4 million or 64% and Broadcast Television location operating expenses increased $913,000 or 25%. The location operating expenses increased as a result of (i) a $790,000 or 136% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $368,000, royalty costs of $39,000, marketing increases of $126,000, customer support charge increases of $203,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $54,000, all generated from the increased number of DBS subscribers, (ii) a $645,000 or 100% increase in Puerto Rico cable operating expenses as the net result of a $37,000 or 6% decrease in same system direct operating expenses and a $682,000 increase attributable to the system acquired effective September 1, 1996, (iii) a $67,000 or 7% decrease in New England cable operating expenses which was the net result of a $71,000 increase due primarily to increases in programming costs associated with the new combined service packages and a $138,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iv) a $913,000 or 25% increase in TV operating expenses as the net result of a $41,000 or 2% decrease in same station direct operating expenses and a $954,000 increase attributable to stations acquired in the first quarter of 1996.

         As a result of these factors, Location Cash Flow increased by $1.6 million or 63% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $767,000 or 62% and Broadcast Television Location Cash Flow increased $854,000 or 65%. Location Cash Flow increased as a result of (i) a $27,000 or 32% increase in DBS Location Cash Flow, (ii) a $782,000 or 223% increase in Puerto Rico cable Location Cash Flow of which $58,000 or 7% was due to an increase in same system Location Cash Flow and $724,000 or 93% was due to the system acquired effective September 1, 1996, (iii) a $42,000 or 5% decrease in New England cable Location Cash Flow which was the net result of a $54,000 increase in same territory Location Cash Flow and a $96,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iv) a $854,000 or 65% increase in TV Location Cash Flow of which $614,000 or 72% was due to an increase in same station Location Cash Flow and $240,000 or 28% was due to an increase attributable to stations acquired in the first quarter of 1996.

         Incentive compensation which is calculated from increases in Location Cash Flow, increased by approximately $134,000 or 111% for the three months ended March 31, 1997 as compared to the same period in 1996 due mainly to the increases in revenues.

         Management charges decreased by $77,000 or 17% for the three months ended March 31, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased by approximately $835,000 or 36% for the three months ended March 31, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, the Company reported income from operations of approximately $364,000 for the three months ended March 31, 1997 as compared to a loss from operations of approximately $365,000 for the same period in 1996.

         Interest expense increased by approximately $257,000 or 9% for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported net income of $1.8 million for the three months ended March 31, 1997 as compared to a net loss of approximately $3.0 million for the same period in 1996. The $4.8 million change was the net result of an increase in income from operations of approximately $728,000, an increase in interest expense of $257,000, an increase in the provision for income taxes of $169,000, an increase in other expenses of approximately $10,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.


Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations and credit available under its credit facilities. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and cable technical facilities and fund investments in multichannel customer premises equipment.

         During the three months ended March 31, 1997, net cash provided by operations was $913,000, which together with $8.4 million of cash on hand, $7.0 million of proceeds from the sale of the New Hampshire cable system and $387,000 of net cash provided by the Company's financing activities was used to fund other investing activities of approximately $5.3 million. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $2.0 million, (ii) the interconnection of the Puerto Rico cable systems amounting to $305,000, (iii) DBS subscriber acquisition costs, which are being amortized over a twelve month period, of $383,000, (iv) payments of programming rights amounting to $737,000, and (v) maintenance and other capital expenditures and intangibles totaling approximately $1.9 million. As of March 31, 1997, the Company's cash on hand approximated $11.4 million.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand together with available borrowings under the Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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


Capital Expenditures


         The Company's capital expenditures aggregated $6.2 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, (ii) cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and
(iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. For the three month period ended March

31, 1997, the Company incurred $3.3 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.


Other


         Under the terms of the Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the Credit Facility.

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

         The Company has reviewed the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the implementation of the above standards did not have any impact on the Company.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K


         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1997.

                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pegasus Media & Communications, Inc.



Date May 14, 1997              By /s/ Robert N. Verdecchio
                                 -----------------------------------------------
                               Robert N. Verdecchio
                               Senior Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)