Form 10-Q
period 1997-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1997-08-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997
                                        -------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------
                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     23-2778525
        ------------------------------                  ----------------------
       (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                  Identification Number)


c/o Pegasus Communications Management Company
5 Radnor Corporate Center; Suite 454, Radnor, PA              19087
------------------------------------------------           ----------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code:  (610) 341-1801
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





Number of shares of each class of the registrant's common stock outstanding as of July 31, 1997:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1997


                                                                                               Page
                                                                                               ----
Part I.  Financial Information

         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1996 and June 30, 1997                                 3

                           Consolidated Statements of Operations
                             Three months ended June 30, 1996 and 1997                           4

                           Consolidated Statements of Operations
                             Six months ended June 30, 1996 and 1997                             5

                           Consolidated Statements of Cash Flows
                             Six months ended  June 30, 1996 and 1997                            6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                      16

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                        21


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K                                     22

         Signature                                                                              23


                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets

                                                                             December 31,                June 30,
                                                                                 1996                      1997
                                                                            -------------             -------------
                                ASSETS                                                                  (unaudited)

Current  assets:
        Cash and cash equivalents                                           $   8,416,778             $  11,701,020
        Accounts receivable, less allowance for doubtful
         accounts of $243,000 and $285,000, respectively                        6,030,697                 7,311,365
        Program rights                                                          1,289,437                 1,821,246
        Inventory                                                                 697,957                   648,654
        Deferred taxes                                                          1,290,397                 1,290,397
        Prepaid expenses and other                                                717,664                   430,719
                                                                            -------------             -------------
          Total current assets                                                 18,442,930                23,203,401

Property and equipment, net                                                    23,823,489                24,951,547
Intangible assets, net                                                         82,500,306                80,135,572
Program rights                                                                  1,294,985                 1,947,621
Deposits and other                                                                166,498                   199,404
                                                                            -------------             -------------

        Total assets                                                        $ 126,228,208             $ 130,437,545
                                                                            =============             =============


                LIABILITIES AND EQUITY

Current liabilities:
        Notes payable                                                       $      48,610
        Current portion of long-term debt                                         306,975             $   3,344,475
        Accounts payable                                                        6,111,411                 3,550,806
        Accrued interest                                                        5,592,083                 5,770,521
        Accrued expenses                                                        5,303,652                 9,996,218
        Current portion of program rights payable                                 601,205                 1,102,232
                                                                            -------------             -------------
          Total current liabilities                                            17,963,936                23,764,252

Long-term debt, net                                                           115,155,610                82,620,087
Program rights payable                                                          1,365,284                 1,542,102
Deferred taxes                                                                  1,339,859                 1,389,859
                                                                            -------------             -------------
         Total liabilities                                                    135,824,689               109,316,300

Commitments and contingent liabilities                                               --                        --

Total equity (deficiency):
        Class A common stock                                                        1,615                     1,615
        Class B common stock                                                           85                        85
        Additional paid-in capital                                              7,880,848                38,368,348
        Accumulated deficit                                                   (17,479,029)              (17,248,803)
                                                                            -------------             -------------
          Total equity (deficiency)                                            (9,596,481)               21,121,245
                                                                            -------------             -------------

        Total liabilities and equity (deficiency)                           $ 126,228,208             $ 130,437,545
                                                                            =============             =============



           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                            Three Months Ended June 30,
                                                                       ---------------------------------------
                                                                            1996                      1997
                                                                       -------------             -------------
                                                                                     (unaudited)
Revenues:
        Broadcasting revenue,
           net of agency commissions                                    $  5,440,496             $  6,168,318
        Barter programming revenue                                         1,407,692                1,603,500
        Basic and satellite service                                        3,246,409                5,077,085
        Premium services                                                     494,298                  561,427
        Other                                                                136,185                  182,473
                                                                        ------------             ------------
          Total revenues                                                  10,725,080               13,592,803
                                                                        ------------             ------------

Operating expenses:
        Barter programming expense                                         1,407,692                1,603,500
        Programming                                                        2,000,278                2,633,038
        General and administrative                                         1,239,578                1,638,171
        Technical and operations                                             818,275                  915,181
        Marketing and selling                                              1,330,367                1,791,368
        Incentive compensation                                               168,881                  215,963
        Corporate expenses                                                   643,059                  346,731
        Depreciation and amortization                                      2,505,274                2,981,125
                                                                        ------------             ------------
          Income from operations                                             611,676                1,467,726

Interest expense                                                          (2,665,222)              (2,867,451)
Interest income                                                               50,236                   37,856
Other expenses, net                                                          (36,466)                (168,745)
                                                                        ------------             ------------
        Loss before income taxes                                          (2,039,776)              (1,530,614)
Provision for income taxes                                                    36,706                   50,000
                                                                        ------------             ------------
        Net loss                                                        ($ 2,076,482)            ($ 1,580,614)
                                                                        ============             ============


Loss per share:
        Net loss                                                        ($     12.21)            ($      9.30)
                                                                        ============             ============

        Weighted average shares outstanding                                  170,000                  170,000
                                                                        ============             ============



           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                         Six Months Ended June 30,
                                                                 -----------------------------------------
                                                                     1996                         1997
                                                                 ------------                -------------
                                                                               (unaudited)
Revenues:
        Broadcasting revenue,
           net of agency commissions                             $  9,326,825                $ 11,445,422
        Barter programming revenue                                  2,482,357                   3,054,300
        Basic and satellite service                                 6,111,267                   9,844,557
        Premium services                                              947,948                   1,126,899
        Other                                                         257,644                     395,957
                                                                 ------------                ------------
          Total revenues                                           19,126,041                  25,867,135
                                                                 ------------                ------------
Operating expenses:
        Barter programming expense                                  2,482,357                   3,054,300
        Programming                                                 3,664,245                   5,057,612
        General and administrative                                  2,497,190                   3,444,402
        Technical and operations                                    1,623,690                   1,881,976
        Marketing and selling                                       2,374,617                   3,241,793
        Incentive compensation                                        289,765                     470,838
        Corporate expenses                                          1,095,935                     722,985
        Depreciation and amortization                               4,851,435                   6,162,027
                                                                 ------------                ------------
          Income from operations                                      246,807                   1,831,202

Interest expense                                                   (5,560,705)                 (6,020,415)
Interest income                                                       151,487                      81,993
Other expenses, net                                                   (61,541)                    (63,874)
Gain on sale of cable system                                             --                     4,451,320
                                                                 ------------                ------------
        Income (loss) before income taxes                          (5,223,952)                    280,226
Provision (benefit) for income taxes                                 (132,756)                     50,000
                                                                 ------------                ------------
        Net income (loss)                                        ($ 5,091,196)               $    230,226
                                                                 ============                ============


Income (loss) per share:
        Net income (loss)                                        ($     29.95)               $       1.35
                                                                 ============                ============

        Weighted average shares outstanding                           170,000                     170,000
                                                                 ============                ============










           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                                Six Months Ended June 30,
                                                                           -------------------------------------
                                                                               1996                      1997
                                                                           ------------            -------------
                                                                                       (unaudited)
Cash flows from operating activities:
        Net income (loss)                                                  ($ 5,091,196)           $    230,226
        Adjustments to reconcile net income (loss)
          to net cash provided (used) by operating activities:
          Depreciation and amortization                                       4,851,435               6,162,027
          Program rights amortization                                           760,929                 781,125
          Accretion on discount of bonds                                        195,926                 196,872
          Gain on sale of cable system                                             --                (4,451,320)
          Bad debt expense                                                      130,713                 188,387
          Deferred income taxes                                                (132,756)                 50,000
          Change in assets and liabilities:
             Accounts receivable                                             (1,804,412)             (1,427,055)
             Inventory                                                          640,504                  49,303
             Prepaid expenses and other                                        (137,346)                286,945
             Accounts payable and accrued expenses                             (978,574)              2,089,961
             Accrued interest                                                   138,755                 178,438
             Deposits and other                                                 (64,231)                (32,906)
                                                                           ------------            ------------
        Net cash provided (used) by operating activities                     (1,490,253)              4,302,003

Cash flows from investing activities:
           Acquisitions                                                     (17,107,329)                   --
           Capital expenditures                                              (2,728,232)             (5,097,948)
           Purchase of intangible assets                                       (573,239)             (2,192,207)
           Payments of programming rights                                      (607,085)             (1,287,725)
           Proceeds from sale of cable system                                      --                 6,945,270
           Other                                                               (157,500)                   --
                                                                           ------------            ------------
        Net cash used for investing activities                              (21,173,385)             (1,632,610)
                                                                           ------------            ------------

Cash flows from financing activities:
           Proceeds from long-term debt                                         247,736                    --
           Repayments of long-term debt                                         (37,283)               (110,768)
           Borrowings on revolving credit facilities                          8,800,000                 526,250
           Repayments of revolving credit facilities                               --               (30,126,250)
           Contributions by parent                                                 --                30,487,500
           Restricted cash                                                    5,012,084                    --
           Capital lease repayments                                            (158,597)               (161,883)
                                                                           ------------            ------------
        Net cash provided by financing activities                            13,863,940                 614,849

Net increase (decrease) in cash and cash equivalents                         (8,799,698)              3,284,242
Cash and cash equivalents, beginning of year                                 11,966,567               8,416,778
                                                                           ------------            ------------

Cash and cash equivalents, end of period                                   $  3,166,869            $ 11,701,020
                                                                           ============            ============






           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

                  Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST"), MCT Cablevision, L.P. ("MCT") and Pegasus Cable Television of San German, Inc. ("PST-SG"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and United Paramount Network ("UPN") television networks. PCT, together with its subsidiaries, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), MCT and PCT-SG, operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PBA holds a television station license which simulcasts programming from a station operated by PBT. On July 9, 1997, the Company transferred the stock of PST, which provides direct broadcast satellite ("DBS") services to customers in the New England area, to a newly formed subsidiary of the Company, PST Holdings, Inc. ("PSTH"), and PSTH transferred the PST stock to Pegasus Satellite Holdings, Inc. ("PSH"), a subsidiary of Pegasus Communications Corporation ("PCC"), the Company's parent (the "PST/PSH Exchange"). In exchange, PSTH received $27.8 million of preferred equity in PSH. PSH is a DBS holding company whose subsidiaries provide DBS services to customers in certain rural areas, which, pro forma for the PST/PSH Exchange, encompass portions of twenty-two states (as of June 30, 1997). An independent appraisal was performed to ascertain the fair market value of PST.

         Prior to October 8, 1996 the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996 the Company became a direct subsidiary of PCC as a result of PCC's initial public offering (the "Initial Public Offering") of its Class A Common Stock. On December 30, 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly-owned subsidiary of PCC.

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Revenue:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its broadcast operations when advertising spots are broadcast.

Programming:

         The Company obtains a portion of its TV programming, including presold advertisements, through its network affiliation agreements with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

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

Reclassifications:

         Certain amounts from the prior periods have been reclassified to conform to the statement presentation for the current period.

3.  Common Stock:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Common Stock (continued):

         At December 31, 1996 and June 30, 1997 common stock consists of the following:

       Pegasus  Class  A  common  stock,  $0.01  par  value;
           230,000  shares  authorized;  161,500  issued and
           outstanding........................................       $1,615
       Pegasus  Class  B  common  stock,  $0.01  par  value;
           20,000  shares   authorized;   8,500  issued  and
           outstanding .......................................           85
                                                                     ------
           Total  common stock...............................        $1,700
                                                                     ======

4.  Long-Term Debt:

     Long-term debt consists of the following:
                                                           December 31,          June 30,
                                                               1996                1997
                                                          --------------       ------------
Series B Notes payable by Pegasus, due
    2005, interest at 12.5%, payable
    semi-annually in arrears on January
    1 and July 1, net of unamortized
    discount of $3,412,222 and $3,215,350
    as of December 31, 1996 and June
    30, 1997, respectively...........................       $81,587,778         $81,784,650
Senior-seven year revolving credit facility,
    interest at the Company's option at
    either the banks prime rate, plus an
    applicable margin or LIBOR, plus an
    applicable margin................................        29,600,000                  -
Mortgage payable, due 2000, interest at 8.75%........           498,468             488,292
Note payable, due 1998, interest at 10.0%............         3,050,000           3,050,000
Capital leases and other.............................           726,339             641,620
                                                           -------------        ------------
                                                            115,462,585          85,964,562
Less current maturities..............................           306,975           3,344,475
                                                           -------------        ------------
Long-term debt.......................................      $115,155,610         $82,620,087
                                                           =============        ============

         In July 1995, the Company sold 85,000 units consisting of $85.0 million in aggregate of 12 1/2% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of the Company's Class B Common Stock (the "Note Offering"). The Class B Common Stock was subsequently exchanged for PCC Class A Common Stock (see Note 3). In November 1995, the Company exchanged its Series A Notes for the Series B Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of Pegasus. The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

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

6.  Disposition:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

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

                                                      Six Months Ended June 30,
        (in thousands, except earnings per share)           (unaudited)
                                                            -----------
                                                       1996          1997
                                                     -------        -------
    Net revenues .................................   $23,105        $26,022
                                                     =======        =======
    Operating income..............................       $10         $1,769
                                                     =======        =======
    Net income (loss).............................     ($877)          $168
                                                     =======        =======
    Net income (loss) per share...................    ($5.16)         $0.99
                                                     =======        =======

7.  Other Events:

         On January 27, 1997, PCC, the Company's parent, completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of its 12 3/4% Series A Cumulative Exchangeable Preferred Stock and Warrants to purchase 193,600 shares of its Class A Common Stock at an exercise price of $15 per share, to the public at a price of $1,000 per unit. A portion of the proceeds from the Unit Offering were used to repay all outstanding indebtedness under the Credit Facility as indicated in Note 4.

         On August 1, 1997, Pegasus launched TV station WPME, which is affiliated with UPN. WPME is in the Portland, ME Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Other Information (unaudited):

         As defined in the indenture governing the Series B Notes (the "Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the disposition of the New Hampshire cable system, as if such disposition had occurred on July 1, 1996, Adjusted Operating Cash Flow would have been approximately $18.8 million.



                                                                 Four Quarters
                                                                     Ended
                           (in thousands)                       June 30, 1997
                                                             -------------------


           Net revenues                                             $52,938

           Direct operating expenses, excluding incentive
             compensation and management fees                        33,816
                                                                  ----------

           Income from operations before incentive
             compensation, management fees and
              depreciation and amortization                          19,122

           Allowable cash portion of incentive
             compensation and management fees                         1,673
                                                                  ----------

           Operating cash flow                                       17,449
             Less DBS cash flow, last four quarters                   (596)
             Plus DBS cash flow, last quarter annualized              2,004

                                                                  ==========
           Adjusted operating cash flow                             $18,857
                                                                  ==========


9.  Subsidiary Guarantees (unaudited):

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). PSTH, WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc. and PCT-CT, subsidiaries of Pegasus, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Balance Sheets
(in thousands)

                                                            Guarantor     Non-guarantor
As of June 30, 1997                                       Subsidiaries    Subsidiaries     Pegasus       Eliminations       Totals
                                                          ------------    ------------     -------       ------------       ------
Assets:
Cash and cash equivalents                                  $   4,470       $   1,581       $   5,650                      $  11,701
Accounts receivable, net                                       7,314              (3)                                         7,311
Other current assets                                           4,132              59                                          4,191
                                                           ---------       ---------       ---------       ---------      ---------
  Total current assets                                        15,916           1,637           5,650                         23,203

Property and equipment, net                                   22,348           2,604                                         24,952
Intangible assets, net                                        72,339           3,333           4,464                         80,136
Other assets                                                   2,081                              66                          2,147
Investment in subsidiaries and affiliates                                                     87,907       ($ 87,907)             0
                                                           ---------       ---------       ---------       ---------      ---------
  Total assets                                             $ 112,684       $   7,574       $  98,087       ($ 87,907)     $ 130,438
                                                           =========       =========       =========       =========      =========
Liabilities and total equity:
Current portion of long-term debt                          $     239       $   3,105                                      $   3,344
Accounts payable                                               2,607             944                                          3,551
Other current liabilities                                     16,336             533       ($ 12,743)      $  12,743         16,869
                                                           ---------       ---------       ---------       ---------      ---------
  Total current liabilities                                   19,182           4,582         (12,743)         12,743         23,764
Long-term debt                                                97,056           4,429          81,785        (100,650)        82,620
Other liabilities                                              2,057             307             569                          2,933
                                                           ---------       ---------       ---------       ---------      ---------
 Total liabilities                                           118,295           9,318          69,611         (87,907)       109,317
Total equity (deficit)                                        (5,611)         (1,744)         28,476                         21,121
                                                           ---------       ---------       ---------       ---------      ---------
  Total liabilities and equity                             $ 112,684       $   7,574       $  98,087       ($ 87,907)     $ 130,438
                                                           =========       =========       =========       =========      =========
As of December 31, 1996
Assets:
Cash and cash equivalents                                  $   6,171       $     807       $   1,439                      $   8,417
Restricted cash
Accounts receivable, net                                       6,036              (5)                                         6,031
Other current assets                                           3,673             639                       ($    317)         3,995
                                                           ---------       ---------       ---------       ---------      ---------
  Total current assets                                        15,880           1,441           1,439            (317)        18,443

Property and equipment, net                                   21,293           2,530                                         23,823
Intangible assets, net                                        75,463           3,176           3,861                         82,500
Other assets                                                   1,462                                                          1,462
Investment in subsidiaries and affiliates                                                     68,297         (68,297)             0
                                                           ---------       ---------       ---------       ---------      ---------
  Total assets                                             $ 114,098       $   7,147       $  73,597       ($ 68,614)     $ 126,228
                                                           =========       =========       =========       =========      =========
Liabilities and total equity:
Current portion of long-term debt                          $     224       $      83                                      $     307
Accounts payable                                               5,681             598       $     149       ($    317)         6,111
Other current liabilities                                     11,128             369          (8,769)          8,818         11,546
                                                           ---------       ---------       ---------       ---------      ---------
  Total current liabilities                                   17,033           1,050          (8,620)          8,501         17,964
Long-term debt                                               103,018           7,665          81,588         (77,115)       115,156
Other liabilities                                              2,237             307             161                          2,705
                                                           ---------       ---------       ---------       ---------      ---------
 Total liabilities                                           122,288           9,022          73,129         (68,614)       135,825
Total equity (deficit)                                        (8,190)         (1,875)            468                         (9,597)
                                                           ---------       ---------       ---------       ---------      ---------
  Total liabilities and equity                             $ 114,098       $   7,147       $  73,597       ($ 68,614)     $ 126,228
                                                           =========       =========       =========       =========       =========

                                       12

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Statements of Operations
For the Six Months ended June 30, 1997
(in thousands)

                                                        Guarantor       Non-guarantor
                                                      Subsidiaries       Subsidiaries     Pegasus       Eliminations        Totals
                                                      ------------       ------------     -------       ------------        ------
Total revenue                                           $ 24,402         $  1,515                        ($      50)       $ 25,867
Total operating expenses                                  22,501            1,380         $    205              (50)         24,036
                                                        --------         --------         --------         --------        --------
Income (loss) from operations                              1,901              135             (205)                           1,831

Interest expense                                           8,705              157            2,263           (5,105)          6,020
Other                                                     (4,481)                               12                           (4,469)
                                                        --------         --------         --------         --------         --------
Income (loss) before income
  taxes                                                   (2,323)             (22)          (2,480)           5,105             280
Provision for income taxes                                    50                                                                 50
                                                        --------         --------         --------         --------         --------
Net income (loss)                                       ($ 2,373)        ($    22)        ($ 2,480)        $  5,105        $    230
                                                        ========         ========         ========         ========         ========




Condensed Consolidated Statements of Operations
For the Six Months ended June 30, 1996
(in thousands)


                                                        Guarantor       Non-guarantor
                                                      Subsidiaries       Subsidiaries     Pegasus       Eliminations        Totals
                                                      ------------       ------------     -------       ------------        ------
Total revenue                                          $ 17,776         $  1,400                         ($     50)        $ 19,126
Total operating expenses                                 17,504            1,235         $    190              (50)          18,879
                                                       --------         --------         --------         --------         --------
Income (loss) from operations                               272              165             (190)                              247

Interest expense                                          4,660              224            5,495           (4,818)           5,561
Other                                                        14                              (104)                              (90)
                                                       --------         --------         --------         --------         --------
Income (loss) before income
  taxes                                                  (4,402)             (59)          (5,581)           4,818           (5,224)
Provision for income taxes                                 (133)                                                               (133)
                                                       --------         --------         --------         --------         --------
Net income (loss)                                      ($ 4,269)        ($    59)        ($ 5,581)        $  4,818         ($ 5,091)
                                                       ========         ========         ========         ========         ========


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 1997
(in thousands)

                                                        Guarantor       Non-guarantor
                                                      Subsidiaries       Subsidiaries     Pegasus       Eliminations        Totals
                                                      ------------       ------------     -------       ------------        ------
Cash flows from operating activities:
Net income (loss)                                       ($ 2,373)     ($    22)         ($ 2,480)         $  5,105      $    230
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                            5,464           493               205                            6,162
  Program rights amortization                                781                                                              781
  Change in assets and liabilities:
     Accounts receivable                                  (1,377)                                              (50)        (1,427)
     Accounts payable and accrued expenses                 6,962           510              (149)           (5,055)         2,268
     Prepaids and other                                     (258)          578               (66)                             254
  Other                                                  (11,475)                          7,509                           (3,966)
                                                         -------         -----            ------           --------        -------
Net cash provided (used) by operating activities          (2,276)        1,559             5,019                             4,302

Cash flows from investing activities:
   Capital expenditures                                   (4,698)         (400)                                             (5,098)
   Purchase of intangible assets                          (1,213)         (171)             (808)                           (2,192)
   Other                                                   5,657                                                             5,657
                                                         -------         -----            ------           --------        -------
Net cash provided (used) by investing activities            (254)         (571)             (808)                           (1,633)

Cash flows from financing activities:
   Proceeds from debt                                                                        526                               526
   Repayment of debt                                         (59)         (214)          (30,126)                          (30,399)
   Other                                                     888                          29,600                            30,488
                                                         -------         -----            ------           --------        -------
Net cash provided (used) by financing activities             829          (214)              615

Net increase (decrease) in cash and cash equivalents      (1,701)          774             4,211                             3,284
Cash and cash equivalents, beginning of year               6,171           807             1,439                             8,417
                                                         -------         -----            ------           --------        -------
Cash and cash equivalents, end of period                $  4,470      $  1,581          $  5,650                          $ 11,701
                                                        ========      ========          ========           ========        =======


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 1996
(in thousands)

                                                        Guarantor       Non-guarantor
                                                      Subsidiaries       Subsidiaries     Pegasus       Eliminations        Totals
                                                      ------------       ------------     -------       ------------        ------
Cash flows from operating activities:
Net income (loss)                                      ($ 4,269)          ($    59)      ($ 5,581)        $  4,818         ($ 5,091)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                           4,337                324            190                             4,851
  Program rights amortization                               761                                                                 761
  Change in assets and liabilities:
     Accounts receivable                                 (1,818)                14                                           (1,804)
     Accounts payable and accrued expenses                5,747                 64            (55)          (6,735)            (979)
     Prepaids and other                                    (113)               (31)             7                              (137)
  Other                                                     909                                                                 909
                                                       --------           --------       --------         --------         --------
Net cash provided (used) by operating activities          5,554                312         (5,439)          (1,917)          (1,490)

Cash flows from investing activities:
   Capital expenditures                                  (2,237)              (491)                                          (2,728)
   Purchase of intangible assets                           (544)                (7)           (22)                             (573)
   Other                                                (17,715)                             (158)                          (17,873)
                                                       --------           --------       --------         --------         --------
Net cash used by investing activities                   (20,496)              (498)          (180)                          (21,174)

Cash flows from financing activities:
   Proceeds from debt                                     9,022                 26                                            9,048
   Repayment of debt                                       (180)               (16)                                            (196)
   Other                                                 (2,762)              (211)         6,068            1,917            5,012
                                                       --------           --------       --------         --------         --------
Net cash provided (used) by financing activities          6,080               (201)         6,068            1,917           13,864

Net increase in cash                                     (8,862)              (387)           449                            (8,800)
Cash and cash equivalents, beginning of year             11,316                651                                           11,967
                                                       --------           --------       --------         --------         --------
Cash and cash equivalents, end of period               $  2,454           $    264       $    449                          $  3,167
                                                       ========           ========       ========         ========         ========

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

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. DBS operations consist of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of New England (Connecticut, Massachusetts, New Hampshire and New York) in which the Company holds the exclusive right to provide such services. On July 9, 1997, the Company transferred the stock of PST, which held all of the Company's DBS operations, to a newly formed subsidiary of the Company, PSTH, and PSTH transferred the PST stock to PSH. In exchange, PSTH received $27.8 million of preferred equity in PSH. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and one affiliated with UPN. It has entered into agreements to operate two additional TV stations which will be affiliated with either UPN or the Warner Brothers ("WB") television networks. One of these stations is in a market in which the Company currently owns and operates a TV station and is to commence operations in 1998. The other station is to commence operations in 1997.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast air time to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

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

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

         The Company's net revenues increased by approximately $2.9 million or 27% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $1.9 million or 51% and Broadcast Television net revenues increased $937,000 or 14%. The net revenues increased as a result of (i) a $742,000 or 82% increase in DBS revenues mainly due to increased revenue per subscriber and the increased number of DBS subscribers, (ii) a $1.2 million or 41% increase in Cable revenues which was the net result of a $157,000 or 6% increase in same system revenues due primarily to rate increases and new combined service packages, a $1.4 million increase due to the system acquired effective September 1, 1996 and a $417,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $937,000 or 14% increase in TV revenues of which $714,000 or 76% was due to ratings growth which the Company was able to convert into higher revenues and $223,000 or 24% was the result of acquisitions made in the first quarter of 1996.

         The Company's total location operating expenses increased by approximately $1.8 million or 26% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $1.3 million or 58% and Broadcast Television location operating expenses increased $510,000 or 11%. The location operating expenses increased as a result of (i) a $575,000 or 84% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming costs of $320,000 and increases in other operating costs totaling $255,000, all generated from the increased number of DBS subscribers, (ii) a $700,000 or 46% increase in Cable operating expenses as the net result of a $61,000 or 5% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $869,000 increase attributable to the system acquired effective September 1, 1996 and a $230,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and (iii) a $510,000 or 11% increase in TV operating expenses as the result of a $232,000 or 8% increase in same station direct operating expenses and a $278,000 increase attributable to stations acquired in the first quarter of 1996.

         As a result of these factors, Location Cash Flow increased by $1.1 million or 28% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $655,000 or 41% and Broadcast Television Location Cash Flow increased $427,000 or 18%. Location Cash Flow increased as a result of (i) a $167,000 or 75% increase in DBS Location Cash Flow, (ii) a $489,000 or 35% increase in Cable Location Cash Flow which was the net result of a $96,000 or 8% increase in same system Location Cash Flow, a $580,000 increase due to the system acquired effective September 1, 1996 and a $187,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $427,000 or 18% increase in TV Location Cash Flow which was the net result of a $482,000 increase in same station Location Cash Flow and a $55,000 decrease attributable to stations acquired in the first quarter of 1996.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $47,000 or 28% for the three months ended June 30, 1997 as compared to the same period in 1996.

         Corporate expenses decreased by $296,000 or 46% for the three months ended June 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased by approximately $476,000 or 19% for the three months ended June 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations increased approximately $855,000 or 140% for the three months ended June 30, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $201,000 or 8% for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $1.6 million for the three months ended June 30, 1997 as compared to a net loss of approximately $2.1 million for the same period in 1996. The $495,000 change was the net result of an increase in income from operations of approximately $855,000, an increase in interest expense of $201,000, an increase in the provision for income taxes of $14,000 and an increase in other expenses of approximately $145,000.


Six months ended June 30, 1997 compared to six months ended June 30, 1996

         The Company's net revenues increased by approximately $6.7 million or 35% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $4.0 million or 56% and Broadcast Television net revenues increased $2.7 million or 23%. The net revenues increased as a result of (i) a $1.5 million or 98% increase in DBS revenues mainly due to increased revenue per subscriber and the increased number of DBS subscribers, (ii) a $2.5 million or 45% increase in Cable revenues which was the net result of a $302,000 or 6% increase in same system revenues due primarily to rate increases and new combined service packages, a $2.9 million increase due to the system acquired effective September 1, 1996 and a $651,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $2.7 million or 23% increase in TV revenues of which $1.4 million or 52% was due to ratings growth which the Company was able to convert into higher revenues and $1.3 million or 48% was the result of acquisitions made in the first quarter of 1996.

         The Company's total location operating expenses increased by approximately $4.0 million or 32% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $2.6 million or 60% and Broadcast Television location operating expenses increased $1.4 million or 17%. The location operating expenses increased as a result of (i) a $1.3 million or 106% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming costs of $659,000 and increases in other operating costs totaling $677,000, all generated from the increased number of DBS subscribers, (ii) a $1.3 million or 41% increase in Cable operating expenses as the net result of a $94,000 or 4% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $1.6 million increase attributable to the system acquired effective September 1, 1996 and a $368,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $1.4 million or 17% increase in TV operating expenses as the result of a $301,000 or 5% increase in same station direct operating expenses and a $1.1 million increase attributable to stations acquired in the first quarter of 1996.

         As a result of these factors, Location Cash Flow increased by $2.7 million or 42% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $1.4 million or 50% and Broadcast Television Location Cash Flow increased $1.3 million or 35%. Location Cash Flow increased as a result of (i) a $194,000 or 63% increase in DBS Location Cash Flow, (ii) a $1.2 million or 48% increase in Cable Location Cash Flow which was the net result of a $208,000 or 9% increase in same system Location Cash Flow, a $1.3 million increase due to the system acquired effective September 1, 1996 and a $283,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $1.3 million or 35% increase in TV Location Cash Flow of which $1.1 million or 86% was due to an increase in same station Location Cash Flow and $185,000 or 14% was due to an increase attributable to stations acquired in the first quarter of 1996.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $181,000 or 62% for the six months ended June 30, 1997 as compared to the same period in 1996.

         Corporate expenses decreased by $373,000 or 34% for the six months ended June 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased by approximately $1.3 million or 27% for the six months ended June 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations increased approximately $1.6 million or 641% for the six months ended June 30, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $459,000 or 8% for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported net income of $230,000 for the six months ended June 30, 1997 as compared to a net loss of approximately $5.1 million for the same period in 1996. The $5.3 million change was the net result of an increase in income from operations of approximately $1.6 million, an increase in interest expense of $459,000, an increase in the provision for income taxes of $183,000, an increase in other expenses of approximately $72,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.



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

         During the six months ended June 30, 1997, net cash provided by operating activities was approximately $4.3 million, which together with $8.4 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $615,000 of net cash provided by the Company's financing activities was used to fund other investing activities of approximately $8.6 million. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $4.1 million, (ii) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $651,000, (iii) DBS subscriber acquisition costs, which are being amortized over a twelve-month period, of $701,000, (iv) payments of programming rights amounting to $1.3 million, and (v) maintenance and other capital expenditures and intangibles totaling approximately $1.8 million. As of June 30, 1997, the Company's cash on hand approximated $11.7 million.

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

Capital Expenditures

         The Company's capital expenditures aggregated $6.2 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, for the first half of the year, prior to the disposition of the Company's DBS operations in the PST/PSH exchange, (ii) cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and (iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company launched a new TV station, WPME, on August 1, 1997 and its plans are to commence operations of two additional stations, one in 1997 and the other in 1998. For the six month period ended June 30, 1997, the Company incurred $5.1 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.

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

         The Company has reviewed the provisions of Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the implementation of the above standards did not have any impact on the Company.

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II.      Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K


         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Pegasus Media & Communications, Inc.



Date August 13, 1997          By /s/ Robert N. Verdecchio
--------------------          ---------------------------
                              Robert N. Verdecchio
                              Senior Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)