Form 10-Q
period 1997-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1997-11-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997
                                        ------------------
                                       OR

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



Number of shares of each class of the registrant's common stock outstanding as of October 31, 1997:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1997


                                                                                               Page
                                                                                               ----
Part I.  Financial Information


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1996 and September 30, 1997                            3

                           Consolidated Statements of Operations
                             Three months ended September 30, 1996 and 1997                      4

                           Consolidated Statements of Operations
                             Nine months ended September 30, 1996 and 1997                       5

                           Consolidated Statements of Cash Flows
                             Nine months ended  September 30, 1996 and 1997                      6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       17

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         22


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K                                      23

         Signature                                                                               24




                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets

                                                               December 31,            September 30,
                                                                   1996                     1997
                                                              -------------            -------------
                      ASSETS                                    (unaudited)

Current  assets:
   Cash and cash equivalents                                  $   8,416,778            $   5,365,844
   Accounts receivable, less allowance for doubtful
    accounts of $243,000 and $296,000, respectively               6,030,697                6,017,311
   Program rights                                                 1,289,437                1,588,392
   Inventory                                                        697,957                     --
   Deferred taxes                                                 1,290,397                1,290,397
   Prepaid expenses and other                                       717,664                  597,432
                                                              -------------            -------------
     Total current assets                                        18,442,930               14,859,376

Property and equipment, net                                      23,823,489               25,856,499
Intangible assets, net                                           82,500,306               73,768,896
Program rights                                                    1,294,985                1,747,621
Investment in affiliate                                                --                  3,703,000
Deposits and other                                                  166,498                  102,412
                                                              -------------            -------------

   Total assets                                               $ 126,228,208            $ 120,037,804
                                                              =============            =============


                LIABILITIES AND EQUITY

Current liabilities:
   Notes payable                                              $      48,610
   Current portion of long-term debt                                306,975            $   3,313,033
   Accounts payable                                               6,111,411                2,227,239
   Accrued interest                                               5,592,083                3,190,246
   Accrued expenses                                               5,303,652                5,941,372
   Current portion of program rights payable                        601,205                  897,687
                                                              -------------            -------------
     Total current liabilities                                   17,963,936               15,569,577

Long-term debt, net                                             115,155,610               82,631,241
Program rights payable                                            1,365,284                1,242,102
Deferred taxes                                                    1,339,859                1,389,859
                                                              -------------            -------------
    Total liabilities                                           135,824,689              100,832,779

Commitments and contingent liabilities                                 --                       --

Total equity (deficiency):
   Class A common stock                                               1,615                    1,615
   Class B common stock                                                  85                       85
   Additional paid-in capital                                     7,880,848               38,368,348
   Accumulated deficit                                          (17,479,029)             (19,165,023)
                                                              -------------            -------------
     Total equity (deficiency)                                   (9,596,481)              19,205,025
                                                              -------------            -------------

   Total liabilities and equity (deficiency)                  $ 126,228,208            $ 120,037,804
                                                              =============            =============



          See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                Three Months Ended September 30,
                                                              ------------------------------------
                                                                  1996                   1997
                                                              ------------           -------------
                                                                          (unaudited)
Revenues:
   Broadcasting revenue,
      net of agency commissions                               $  5,020,614            $  5,504,782
   Barter programming revenue                                    1,337,643               1,453,300
   Basic and satellite service                                   3,853,157               3,668,896
   Premium services                                                540,565                 446,806
   Other                                                           158,164                 219,373
                                                              ------------            ------------
     Total revenues                                             10,910,143              11,293,157
                                                              ------------            ------------

Operating expenses:
   Barter programming expense                                    1,337,643               1,453,300
   Programming                                                   2,198,216               1,957,219
   General and administrative                                    1,540,193               1,382,695
   Technical and operations                                        838,474                 967,639
   Marketing and selling                                         1,518,797               1,363,004
   Incentive compensation                                          315,625                 188,711
   Corporate expenses                                              599,260                 311,047
   Depreciation and amortization                                 3,553,217               2,571,134
                                                              ------------            ------------
     Income (loss) from operations                                (991,282)              1,098,408

Interest expense                                                (3,354,213)             (2,923,225)
Interest income                                                     20,026                  10,871
Other expenses, net                                                (14,952)               (102,274)
                                                              ------------            ------------
   Loss before income taxes                                     (4,340,421)             (1,916,220)
Provision for income taxes                                          22,756                    --
                                                              ------------            ------------
   Loss before extraordinary items                              (4,363,177)             (1,916,220)
Extraordinary loss from extinguishment of debt, net               (250,603)                   --
                                                              ------------            ------------
   Net loss                                                   ($ 4,613,780)           ($ 1,916,220)
                                                              ============            ============


Loss per share:
   Loss before extraordinary items                            ($     25.67)           ($     11.27)
   Extraordinary loss                                                (1.47)                   --
                                                              ------------            ------------

   Net loss                                                   ($     27.14)           ($     11.27)
                                                              ============            ============

   Weighted average shares outstanding                             170,000                 170,000
                                                              ============            ============




           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Operations

                                                                 Nine Months Ended September 30,
                                                              -------------------------------------
                                                                   1996                   1997
                                                              -------------           -------------
                                                                           (unaudited)

Revenues:
   Broadcasting revenue,
      net of agency commissions                               $ 14,347,439            $ 16,950,204
   Barter programming revenue                                    3,820,000               4,507,600
   Basic and satellite service                                   9,964,424              13,513,453
   Premium services                                              1,488,513               1,573,705
   Other                                                           415,808                 615,330
                                                              ------------            ------------
     Total revenues                                             30,036,184              37,160,292
                                                              ------------            ------------

Operating expenses:
   Barter programming expense                                    3,820,000               4,507,600
   Programming                                                   5,862,461               7,014,831
   General and administrative                                    4,037,383               4,827,097
   Technical and operations                                      2,462,164               2,849,615
   Marketing and selling                                         3,893,414               4,604,797
   Incentive compensation                                          605,390                 659,549
   Corporate expenses                                            1,695,195               1,034,032
   Depreciation and amortization                                 8,404,652               8,733,161
                                                              ------------            ------------
     Income (loss) from operations                                (744,475)              2,929,610

Interest expense                                                (8,914,918)             (8,943,640)
Interest income                                                    171,513                  92,864
Other expenses, net                                                (76,493)               (166,148)
Gain on sale of cable system                                          --                 4,451,320
                                                              ------------            ------------
   Loss before income taxes                                     (9,564,373)             (1,635,994)
Provision (benefit) for income taxes                              (110,000)                 50,000
                                                              ------------            ------------
   Loss before extraordinary items                              (9,454,373)             (1,685,994)
Extraordinary loss from extinquishment of debt, net               (250,603)                   --
                                                              ------------            ------------
   Net loss                                                   ($ 9,704,976)           ($ 1,685,994)
                                                              ============            ============


Loss per share:
   Loss before extraordinary items                            ($     55.61)           ($      9.92)
   Extraordinary loss                                                (1.47)                   --
                                                              ------------            ------------

   Net loss                                                   ($     57.09)           ($      9.92)
                                                              ============            ============

   Weighted average shares outstanding                             170,000                 170,000
                                                              ============            ============


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                  Nine Months Ended September 30,
                                                               ------------------------------------
                                                                   1996                   1997
                                                               ------------            ------------
                                                                              (unaudited)
Cash flows from operating activities:
    Net loss                                                   ($ 9,704,976)           ($ 1,685,994)
    Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Extraordinary loss on
       extinguishment of debt, net                                  250,603                    --
      Depreciation and amortization                               8,404,652               8,733,161
      Program rights amortization                                 1,063,439               1,214,289
      Accretion on discount of bonds                                294,066                 295,486
      Gain on sale of cable system                                     --                (4,451,320)
      Bad debt expense                                              (92,413)                249,374
      Deferred income taxes                                        (110,000)                 50,000
      Change in assets and liabilities:
         Accounts receivable                                        510,413                (930,995)
         Inventory                                                  867,270                  49,303
         Prepaid expenses and other                              (1,164,568)                101,853
         Accounts payable and accrued expenses                    3,430,344               1,335,059
         Accrued interest                                        (2,288,579)             (2,401,837)
         Deposits and other                                         (74,173)                (32,906)
                                                               ------------            ------------
    Net cash provided by operating activities                     1,386,078               2,525,473
                                                               ------------            ------------

Cash flows from investing activities:
       Acquisitions                                             (43,050,514)                   --
       Capital expenditures                                      (2,584,446)             (8,090,652)
       Purchase of intangible assets                               (843,210)             (2,858,623)
       Payments of programming rights                            (1,319,343)             (1,792,580)
       Proceeds from sale of cable system                              --                 6,945,270
       Other                                                           --                  (300,953)
                                                               ------------            ------------
    Net cash used for investing activities                      (47,797,513)             (6,097,538)
                                                               ------------            ------------

Cash flows from financing activities:
       Proceeds from long-term debt                                 247,736                    --
       Repayments of long-term debt                              (8,870,653)               (142,764)
       Borrowings on revolving credit facilities                 40,400,000                 526,250
       Repayments of revolving credit facilities                       --               (30,126,250)
       Contributions by parent                                         --                30,487,500
       Restricted cash                                            9,875,818                    --
       Debt issuance costs                                       (1,383,670)                   --
       Capital lease repayments                                    (206,937)               (223,605)
                                                               ------------            ------------
    Net cash provided by financing activities                    40,062,294                 521,131
                                                               ------------            ------------

Net increase (decrease) in cash and cash equivalents             (6,349,141)             (3,050,934)
Cash and cash equivalents, beginning of year                     11,966,567               8,416,778
                                                               ------------            ------------
Cash and cash equivalents, end of period                       $  5,617,426            $  5,365,844
                                                               ============            ============




           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST"), PST Holdings, Inc. ("PSTH"), MCT Cablevision, L.P. ("MCT") and Pegasus Cable Television of San German, Inc. ("PST-SG"). PBT owns and operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The Warner Brothers Television Network ("WB") television networks. PCT, together with its subsidiaries, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), MCT and PCT-SG, operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PBA holds a television station license which simulcasts programming from a station operated by PBT. On July 9, 1997, the Company transferred the stock of PST, which provides direct broadcast satellite ("DBS") services to customers in the New England area, to a newly formed subsidiary of the Company, PSTH, and PSTH transferred the PST stock to Pegasus Satellite Holdings, Inc. ("PSH"), a subsidiary of Pegasus Communications Corporation ("PCC"), the Company's parent (the "PST/PSH Exchange"). In exchange, PSTH received $27.8 million of preferred equity in PSH. An independent appraisal was performed to ascertain the fair market value of PST.

         Prior to October 21, 1997, PSH was a DBS holding company whose subsidiaries provided DBS services to customers in certain rural areas, which, as of September 30, 1997, encompassed portions of twenty-five states. On October 21, 1997, all of the assets of PSH were conveyed to PM&C in the Subsidiaries Combination (as defined) (see Note 8).

         Prior to October 8, 1996, the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996, the Company became a direct subsidiary of PCC as a result of PCC's initial public offering (the "Initial Public Offering") of its Class A Common Stock. On December 30, 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly-owned subsidiary of PCC.

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

Barter Programming:

         The Company obtains a portion of its TV programming, including pre-sold advertisements, through its network affiliation agreements with Fox, UPN and WB, and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox, UPN and WB. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the pre-sold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Common Stock (continued):

         At December 31, 1996 and September 30, 1997 common stock consists of the following:

         Pegasus Class A common stock, $0.01 par value;
             230,000 shares authorized; 161,500 issued and
             outstanding .................................           $1,615
         Pegasus Class B common stock, $0.01 par value;
             20,000 shares authorized; 8,500 issued and
             outstanding .................................               85
                                                                     ------
             Total common stock ..........................           $1,700
                                                                     ======


4. Investment in Affiliate:

         As a result of the PST/PSH Exchange on July 9, 1997 (see Note 1), the Company had no DBS operations or DBS operating assets during the third quarter of 1997. The $3.7 million investment in affiliate represents the carrying value, at cost, of the $27.8 million of preferred equity in PSH received by PSTH in the PST/PSH Exchange. The Company's consolidated statements of operations for the nine months ended September 30, 1997 include the results of the Company's New England DBS operations for the six month period ended June 30, 1997 only. The Company's consolidated statements of operations for the three months ended September 30, 1997 do not include any results of the Company's New England DBS operations.

5. Long-Term Debt:

     Long-term debt consists of the following:

                                                                        December 31,        September 30,
                                                                           1996                  1997
                                                                       ------------          ------------
         Series B Notes payable by Pegasus, due 2005,
             interest at 12.5%, payable semi-annually in
             arrears on January 1 and July 1, net of
             unamortized discount of $3,412,222 and
             $3,116,736 as of December 31, 1996 and
             September 30, 1997, respectively ..............           $ 81,587,778           $ 81,883,264
         Senior-seven year revolving credit facility,
             interest at the Company's option at either
             the banks prime rate, plus an applicable margin
             or LIBOR, plus an applicable margin ...........             29,600,000                   --
         Mortgage payable, due 2000, interest at
             8.75% .........................................                498,468                483,036
         Note payable, due 1998, interest at
             10.0% .........................................              3,050,000              3,050,000
         Capital leases and other ..........................                726,339                527,974
                                                                       ------------           ------------
                                                                        115,462,585             85,944,274
         Less current maturities ...........................                306,975              3,313,033
                                                                       ------------           ------------
         Long-term debt ....................................           $115,155,610           $ 82,631,241
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

         In August 1996, the Company entered into a $50.0 million seven-year senior revolving credit facility (the "Old Credit Facility"), which is collateralized by substantially all of the Company's assets. Outstanding balances under the Old Credit Facility were repaid by PCC, the Company's parent. The Old Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant.

         In October 1997, the Company received a commitment letter for a fully underwritten, $180.0 million six-year, secured, reducing revolving credit facility (the "New Credit Facility"). Upon the closing of the New Credit Facility, outstanding balances under the Old Credit Facility, if any, will be repaid, and commitments under the Old Credit Facility will be terminated. The New Credit Facility will be subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions, working capital, capital expenditures and for general corporate purposes.

6. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

7. Disposition/Exchange:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

         On July 9, 1997, the Company transferred the stock of PST, which provides DBS services to customers in the New England area, to PSTH, and PSTH transferred the PST stock to PSH in exchange for $27.8 million of preferred equity in PSH (see Note 1).

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above cable system/DBS territory had been sold/exchanged as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the disposition/exchange been made on those dates or of results which may occur in the future.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Disposition/Exchange (continued):

                                                              Nine Months Ended September 30,
        (in thousands, except earnings per share)                        (unaudited)
                                                                         -----------
                                                                 1996               1997
                                                                 ----               ----
         Net revenues ..................................       $30,898            $ 33,930
                                                               =======            ========
         Operating income ..............................       $   651            $  2,290
                                                               =======            ========
         Net loss ......................................       ($3,019)           ($ 1,450)
                                                               =======            ========
         Net loss per share ............................       ($17.76)           ($  8.53)
                                                               =======            ========

8. Other Events:

         On January 27, 1997, PCC, the Company's parent, completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of its 12 3/4% Series A Cumulative Exchangeable Preferred Stock and Warrants to purchase 193,600 shares of its Class A Common Stock at an exercise price of $15 per share, to the public at a price of $1,000 per unit. A portion of the proceeds from the Unit Offering were used to repay all outstanding indebtedness under the Old Credit Facility as indicated in Note 5.

         On August 1, 1997, the Company launched TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         On October 17, 1997, the Company launched TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under a LMA.

         On October 21, 1997, PCC, the Company's parent, completed an offering in which it sold $115.0 million of 9.625% Senior Notes (the "Senior Notes Offering"). Prior to October 21, 1997, PCC had two principal operating subsidiaries: Pegasus and PSH. Upon consummation of the Senior Notes Offering, Pegasus acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories. As a result of the Subsidiaries Combination, Pegasus is the direct or indirect parent of all of PCC's subsidiaries that operate PCC's TV, DBS and cable businesses.

9. Other Information (unaudited):

         As defined in the indenture governing the Series B Notes (the "Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. As a result of the PST/PSH Exchange on July 9, 1997 (see Note 1), the Company had no DBS operations or DBS operating assets during the third quarter of 1997 and, under the terms of the PST/PSH Exchange, PSTH is designated as an Unrestricted Subsidiary.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Other Information (unaudited - continued):


                                                              Four Quarters
                                                                   Ended
                           (in thousands)                   September 30, 1997
                                                           --------------------


         Net revenues                                             $53,321

         Direct operating expenses, excluding incentive
           compensation and management fees                        33,507
                                                                  -------

         Income from operations before incentive
           compensation, management fees and
            depreciation and amortization                          19,814

         Allowable cash portion of incentive
           compensation and management fees                         1,384
                                                                  -------

         Operating cash flow                                       18,430
           Less DBS cash flow, last four quarters                    --
           Plus DBS cash flow, last quarter annualized               --

                                                                  -------
         Adjusted operating cash flow                             $18,430
                                                                  =======



10. Subsidiary Guarantees (unaudited):

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Balance Sheets
(in thousands)

                                                        Guarantor       Non-guarantor
As of September 30, 1997                              Subsidiaries      Subsidiaries       Pegasus      Eliminations         Totals
                                                      ------------      -------------      -------      ------------         ------
Assets:
Cash and cash equivalents                                $3,220            $2,019            $127                            $5,366
Accounts receivable, net                                  6,016                 1                                             6,017
Other current assets                                      3,405                71                                             3,476
                                               -------------------------------------------------------------------------------------
  Total current assets                                   12,641             2,091             127                            14,859

Property and equipment, net                              23,343             2,513                                            25,856
Intangible assets, net                                   66,106             3,270           4,393                            73,769
Other assets                                              1,785                                66                             1,851
Investment in subsidiaries and affiliates                                   3,703          88,016         ($88,016)           3,703
                                               -------------------------------------------------------------------------------------
  Total assets                                         $103,875           $11,577         $92,602         ($88,016)        $120,038
                                               =====================================================================================

Liabilities and total equity:
Current portion of long-term debt                          $223            $3,090                                            $3,313
Accounts payable                                          1,155             1,072                                             2,227
Other current liabilities                                 9,218               812        ($15,444)         $15,444           10,030
                                               -------------------------------------------------------------------------------------
  Total current liabilities                              10,596             4,974         (15,444)          15,444           15,570
Long-term debt                                           99,779             4,429          81,883         (103,460)          82,631
Other liabilities                                         1,740               310             582                             2,632
                                               -------------------------------------------------------------------------------------
 Total liabilities                                      112,115             9,713          67,021          (88,016)         100,833
Total equity (deficit)                                   (8,240)            1,864          25,581                            19,205
                                               -------------------------------------------------------------------------------------
  Total liabilities and equity                         $103,875           $11,577         $92,602         ($88,016)        $120,038
                                               =====================================================================================

As of December 31, 1996
Assets:
Cash and cash equivalents                                $6,171              $807          $1,439                            $8,417
Restricted cash
Accounts receivable, net                                  6,036                (5)                                            6,031
Other current assets                                      3,673               639                            ($317)           3,995
                                               -------------------------------------------------------------------------------------
  Total current assets                                   15,880             1,441           1,439             (317)          18,443

Property and equipment, net                              21,293             2,530                                            23,823
Intangible assets, net                                   75,463             3,176           3,861                            82,500
Other assets                                              1,462                                                               1,462
Investment in subsidiaries and affiliates                                                  68,297          (68,297)               0
                                               -------------------------------------------------------------------------------------
  Total assets                                         $114,098            $7,147         $73,597         ($68,614)        $126,228
                                               =====================================================================================

Liabilities and total equity:
Current portion of long-term debt                          $224               $83                                              $307
Accounts payable                                          5,681               598            $149            ($317)           6,111
Other current liabilities                                11,128               369          (8,769)           8,818           11,546
                                               -------------------------------------------------------------------------------------
  Total current liabilities                              17,033             1,050          (8,620)           8,501           17,964
Long-term debt                                          103,018             7,665          81,588          (77,115)         115,156
Other liabilities                                         2,237               307             161                             2,705
                                               -------------------------------------------------------------------------------------
 Total liabilities                                      122,288             9,022          73,129          (68,614)         135,825
Total equity (deficit)                                   (8,190)           (1,875)            468                            (9,597)
                                               -------------------------------------------------------------------------------------
  Total liabilities and equity                         $114,098            $7,147         $73,597         ($68,614)        $126,228
                                               =====================================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10. Subsidiary Guarantees (unaudited - continued):

Condensed Consolidated Statements of Operations
For the Nine Months ended September 30, 1997
(in thousands)

                                              Guarantor      Non-guarantor
                                             Subsidiaries    Subsidiaries       Pegasus        Eliminations        Totals
                                             ------------    ------------       -------        ------------        ------


Total revenue                                   $31,795          $5,440                              ($75)         $37,160
Total operating expenses                         28,777           5,221             $307              (75)          34,230
                                       ------------------------------------------------------------------------------------

Income (loss) from operations                     3,018             219             (307)                            2,930

Interest expense                                 11,487             236            5,037           (7,816)           8,944
Other                                            (4,409)                              31                            (4,378)
                                       ------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                          (4,060)            (17)          (5,375)           7,816           (1,636)
Provision for income taxes                           50                                                                 50
                                       ------------------------------------------------------------------------------------
Net income (loss)                               ($4,110)           ($17)         ($5,375)          $7,816          ($1,686)
                                       ====================================================================================




Condensed Consolidated Statements of Operations
For the Nine Months ended September 30, 1996
(in thousands)

                                              Guarantor      Non-guarantor
                                             Subsidiaries    Subsidiaries       Pegasus        Eliminations        Totals
                                             ------------    ------------       -------        ------------        ------


Total revenue                                   $27,970          $2,141                              ($75)         $30,036
Total operating expenses                         28,795           1,755             $305              (75)          30,780
                                       ------------------------------------------------------------------------------------

Income (loss) from operations                      (825)            386             (305)                             (744)

Interest expense                                  7,688             322            5,495           (4,590)           8,915
Other                                                77                             (172)                              (95)
                                       ------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                          (8,590)             64           (5,628)           4,590           (9,564)
Provision for income taxes                         (110)                                                              (110)
                                       ------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                             (8,480)             64           (5,628)           4,590           (9,454)
Extraordinary loss on
  extinguishment of debt                                                            (251)                             (251)
                                       ------------------------------------------------------------------------------------
Net income (loss)                               ($8,480)            $64          ($5,879)          $4,590          ($9,705)
                                       ====================================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10. Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1997
(in thousands)

                                                               Guarantor     Non-guarantor
                                                             Subsidiaries    Subsidiaries      Pegasus      Eliminations    Totals
                                                             ------------    ------------      -------      ------------    ------

Cash flows from operating activities:
Net income (loss)                                              ($4,110)            ($17)       ($5,375)        $7,816      ($1,686)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                  6,679            1,747            307                       8,733
  Program rights amortization                                    1,214                                                       1,214
  Change in assets and liabilities:
     Accounts receivable                                          (931)                                                       (931)
     Accounts payable and accrued expenses                       5,664              917           (149)        (7,499)      (1,067)
     Prepaids and other                                           (427)             562            (66)                         69
  Other                                                         (8,268)                          4,779           (317)      (3,806)
                                                              ---------------------------------------------------------------------
Net cash provided (used) by operating activities                  (179)           3,209           (504)                      2,526

Cash flows from investing activities:
   Capital expenditures                                         (7,605)            (486)                                    (8,091)
   Purchase of intangible assets                                  (769)          (1,282)          (808)                     (2,859)
   Other                                                         4,852                                                       4,852
                                                              ---------------------------------------------------------------------
Net cash provided (used) by investing activities                (3,522)          (1,768)          (808)                     (6,098)

Cash flows from financing activities:
   Proceeds from debt                                                                              526                         526
   Repayment of debt                                              (138)            (229)       (30,126)                    (30,493)
   Other                                                           888                          29,600                      30,488
                                                              ---------------------------------------------------------------------
Net cash provided (used) by financing activities                   750             (229)                                       521

Net increase (decrease) in cash and cash equivalents            (2,951)           1,212         (1,312)                     (3,051)
Cash and cash equivalents, beginning of year                     6,171              807          1,439                       8,417

                                                              ---------------------------------------------------------------------
Cash and cash equivalents, end of period                        $3,220           $2,019           $127                      $5,366
                                                              =====================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10. Subsidiary Guarantees (unaudited - continued):



Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 1996
(in thousands)

                                                                 Guarantor     Non-guarantor
                                                                Subsidiaries    Subsidiaries     Pegasus     Eliminations     Totals
                                                                ------------    ------------     -------     ------------     ------

Cash flows from operating activities:
Net income (loss)                                                 ($8,480)           $64       ($5,879)       $4,590        ($9,705)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary loss on extinguishment
  of debt                                                             251                                                       251
  Depreciation and amortization                                     7,613            487           305                        8,405
  Program rights amortization                                       1,063                                                     1,063
  Change in assets and liabilities:
     Accounts receivable                                              533            (23)                                       510
     Accounts payable and accrued expenses                          9,599            453           113        (6,735)         3,430
     Prepaids and other                                            (1,159)           (13)            7                       (1,165)
  Other                                                            (1,884)                         481                       (1,403)
                                                               ---------------------------------------------------------------------
Net cash provided (used) by operating activities                    7,536            968        (4,973)       (2,145)         1,386

Cash flows from investing activities:
   Capital expenditures                                            (1,909)          (675)                                    (2,584)
   Purchase of intangible assets                                     (812)            (9)          (22)                        (843)
   Other                                                          (44,213)                        (158)                     (44,371)
                                                               ---------------------------------------------------------------------
Net cash provided (used) by investing activities                  (46,934)          (684)         (180)                     (47,798)

Cash flows from financing activities:
   Proceeds from debt                                              40,622             26                                     40,648
   Repayment of debt                                               (9,055)           (23)                                    (9,078)
   Other                                                            1,000           (506)        5,853         2,145          8,492
                                                               ---------------------------------------------------------------------
Net cash provided (used) by financing activities                   32,567           (503)        5,853         2,145         40,062

Net increase (decrease) in cash and cash equivalents               (6,831)          (219)          700                       (6,350)
Cash and cash equivalents, beginning of year                       11,316            651                                     11,967

                                                               ---------------------------------------------------------------------
Cash and cash equivalents, end of period                           $4,485           $432          $700                       $5,617
                                                               =====================================================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company sdoes not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. Prior to July 9, 1997, DBS operations consisted of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of New England (Connecticut, Massachusetts, New Hampshire and New York) in which the Company holds the exclusive right to provide such services. On July 9, 1997, the Company transferred the stock of PST, which held all of the Company's DBS operations, to a newly formed subsidiary of the Company, PSTH, and PSTH transferred the PST stock to PSH. In exchange, PSTH received $27.8 million of preferred equity in PSH. On October 21, 1997, the Company acquired the assets of PSH in the Subsidiaries Combination, which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories. As a result of the Subsidiaries Combination, the Company is the direct or indirect parent of all of PCC's subsidiaries that operate PCC's TV, DBS and cable businesses. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate an additional TV station which will be affiliated with WB and is to commence operations in 1998.

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

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

         The Company's net revenues increased by approximately $382,000 or 4% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues decreased $214,000 or 5% and Broadcast Television net revenues increased $596,000 or 9%. The net revenues decreased as a result of (i) a $1.0 million decrease in DBS revenues due to the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997), (ii) a $819,000 or 24% increase in Cable revenues which was the net result of a $262,000 or 11% increase in same system revenues due primarily to rate increases and new combined service packages, a $1.0 million increase due to the system acquired effective September 1, 1996 and a $478,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $596,000 or 9% increase in TV revenues of which $543,000 or 91% was due to ratings growth which the Company was able to convert into higher revenues and $53,000 or 9% was due to a new station launched on August 1, 1997.

         The Company's total location operating expenses decreased by approximately $311,000 or 4% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses decreased $706,000 or 24% and Broadcast Television location operating expenses increased $395,000 or 9%. The location operating expenses increased as a result of (i) a $1.1 million decrease in DBS operating expenses due to the PST/PSH Exchange on July 9, 1997, (ii) a $404,000 or 22% increase in Cable operating expenses as the net result of a $89,000 or 7% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $563,000 increase attributable to the system acquired effective September 1, 1996 and a $248,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $395,000 or 9% increase in TV operating expenses as the result of a $280,000 or 6% increase in same station direct operating expenses and a $115,000 increase attributable to the new station launched on August 1, 1997. The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were capitalized and amortized over a twelve-month period, will be charged to operations in the period incurred. This change will become effective October 1, 1997.

         As a result of these factors, Location Cash Flow increased by $693,000 or 20% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $492,000 or 32% and Broadcast Television Location Cash Flow increased $201,000 or 10%. Location Cash Flow increased as a result of (i) a $77,000 increase in DBS Location Cash Flow, (ii) a $415,000 or 26% increase in Cable Location Cash Flow which was the net result of a $174,000 or 15% increase in same system Location Cash Flow, a $471,000 increase due to the system acquired effective September 1, 1996 and a $230,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $201,000 or 10% increase in TV Location Cash Flow as the net result of a $263,000 or 13% increase in same station Location Cash Flow and a $62,000 decrease attributable to the new station launched on August 1, 1997.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, decreased by approximately $126,000 or 40% for the three months ended September 30, 1997 as compared to the same period in 1996 mainly due to the PST/PSH Exchange on July 9, 1997.

         Corporate expenses decreased by $288,000 or 48% for the three months ended September 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense decreased by approximately $983,000 or 28% for the three months ended September 30, 1997 as compared to the same period in 1996 as the net result of the Company increasing its fixed and intangible asset base as a result of three completed acquisitions during 1996 and the PST/PSH Exchange on July 9, 1997.

         As a result of these factors, income from operations increased approximately $2.1 million for the three months ended September 30, 1997 as compared to the same period in 1996.

         Interest expense decreased by approximately $430,000 or 13% for the three months ended September 30, 1997 as compared to the same period in 1996 as the net result of debt associated with the cable system acquired effective September 1, 1996 being paid off and an increase in debt associated with the Company's other acquisitions.

         The Company reported a net loss of approximately $1.9 million for the three months ended September 30, 1997 as compared to a net loss of approximately $4.6 million for the same period in 1996. The $2.7 million change was the net result of an increase in income from operations of approximately $2.1 million, a decrease in interest expense of $430,000, a decrease in the provision for income taxes of $23,000, an increase in other expenses of approximately $96,000 and a decrease in the extraordinary loss on extinguishment of debt of $251,000.


Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

         The Company's net revenues increased by approximately $7.1 million or 24% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $3.8 million or 33% and Broadcast Television net revenues increased $3.3 million or 18%. The net revenues increased as a result of (i) a $497,000 or 19% increase in DBS revenues as the net result of a $1.5 million or 98% increase in DBS revenues for the comparable six month periods ended June 30 mainly due to increased revenue per subscriber and the increased number of DBS subscribers and a $1.0 million decrease due to the PST/PSH Exchange on July 9, 1997, (ii) a $3.3 million or 37% increase in Cable revenues which was the net result of a $564,000 or 8% increase in same system revenues due primarily to rate increases and new combined service packages, a $3.9 million increase due to the system acquired effective September 1, 1996 and a $1.1 million reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $3.3 million or 18% increase in TV revenues of which $1.9 million or 58% was due to ratings growth which the Company was able to convert into higher revenues, $1.3 million or 40% was the result of acquisitions made in the first quarter of 1996 and $53,000 or 2% was due to the new station launched on August 1, 1997.

         The Company's total location operating expenses increased by approximately $3.7 million or 19% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $1.9 million or 26% and Broadcast Television location operating expenses increased $1.8 million or 14%. The location operating expenses increased as a result of (i) a $226,000 or 10% increase in DBS operating expenses as the net result of a $1.3 million or 106% increase for the comparable six month periods ended June 30 generated by the Company's DBS operations due to a same territory increase in programming costs of $659,000 and increases in other operating costs totaling $677,000, all generated from the increased number of DBS subscribers and a $1.1 million decrease due the PST/PSH Exchange on July 9, 1997, (ii) a $1.7 million or 34% increase in Cable operating expenses as the net result of a $183,000 or 5% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $2.1 million increase attributable to the system acquired effective September 1, 1996 and a $616,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $1.8 million or 14% increase in TV operating expenses as the result of a $552,000 or 5% increase in same station direct operating expenses, a $1.2 million increase attributable to stations acquired in the first quarter of 1996 and a $115,000 increase attributable due to the new station launched on August 1, 1997.

         As a result of these factors, Location Cash Flow increased by $3.4 million or 34% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $1.9 million or 44% and Broadcast Television Location Cash Flow increased $1.5 million or 27%. Location Cash Flow increased as a result of (i) a $271,000 or 118% increase in DBS Location Cash Flow, (ii) a $1.6 million or 40% increase in Cable Location Cash Flow which was the net result of a $381,000 or 11% increase in same system Location Cash Flow, a $1.8 million increase due to the system acquired effective September 1, 1996 and a $513,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $1.5 million or 27% increase in TV Location Cash Flow as the net result of a $1.4 million or 30% increase in same station Location Cash Flow, a $186,000 increase attributable to stations acquired in the first quarter of 1996 and a $62,000 decrease attributable to the new station launched on August 1, 1997.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $55,000 or 9% for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Corporate expenses decreased by $661,000 or 39% for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Depreciation and amortization expense increased by approximately $328,000 or 4% for the nine months ended September 30, 1997 as compared to the same period in 1996 as the net result of the Company increasing its fixed and intangible asset base as a result of three completed acquisitions during 1996 and the PST/PSH Exchange on July 9, 1997.

         As a result of these factors, income from operations increased approximately $3.7 million for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $29,000 for the nine months ended September 30, 1997 as compared to the same period in 1996.

         The Company reported a net loss of approximately $1.7 million for the nine months ended September 30, 1997 as compared to a net loss of approximately $9.7 million for the same period in 1996. The $8.0 million change was the net result of an increase in income from operations of approximately $3.7 million, an increase in interest expense of $29,000, an increase in the provision for income taxes of $160,000, an increase in other expenses of approximately $168,000, a decrease in the extraordinary loss on extinguishment of debt of $251,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.

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

         During the nine months ended September 30, 1997, net cash provided by operating activities was approximately $2.5 million, which together with $8.4 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $521,000 of net cash provided by the Company's financing activities was used to fund other investing activities of approximately $13.0 million. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $4.2 million, (ii) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.3 million, (iii) DBS subscriber acquisition costs, which are being amortized over a twelve-month period, of approximately $701,000, (iv) payments of programming rights amounting to $1.8 million, and (v) maintenance and other capital expenditures and intangibles totaling approximately $5.1 million. As of September 30, 1997, the Company's cash on hand approximated $5.4 million.

         In October 1997, the Company received a commitment letter for a fully underwritten, $180.0 million six-year, secured, reducing revolving credit facility (see Note 5). Upon the closing of the New Credit Facility, outstanding balances under the Old Credit Facility, if any, will be repaid, and commitments under the Old Credit Facility will be terminated. The New Credit Facility will be subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions, working capital, capital expenditures and for general corporate purposes.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand, together with available borrowings under the Old Credit Facility, the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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

Capital Expenditures

         The Company's capital expenditures aggregated $6.2 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, for the first two quarters of 1997, prior to the disposition of the Company's DBS operations in the PST/PSH exchange, (ii) cable expenditures of approximately $1.3 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and (iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized and amortized over a twelve-month period, will be charged to operations in the period incurred. This change will become effective October 1, 1997. The Company launched two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence operations of an additional station in 1998. For the nine month period ended September 30, 1997, the Company incurred $8.1 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other

         Under the terms of the Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the Old Credit Facility. Under the terms of the New Credit Facility, the Company will be restricted from paying dividends.

         The Company's ability to incur additional indebtedness is limited under the terms of the Indenture and the Old Credit Facility. The Company's ability to incur additional indebtedness will be limited under the terms of the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of both the Old Credit Facility and the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

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

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and in its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II.      Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K


         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Pegasus Media & Communications, Inc.



Date November 13, 1997     By /s/ Robert N. Verdecchio
----------------------        -----------------------------------------
                              Robert N. Verdecchio
                              Senior Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)