Form 10-K
period 1997-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1998-03-31
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997
                                                        OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from__________ to __________
                                      Commission File Number 0-21389
                                                             -------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 23-2778525
                  --------                                 ----------
    (State of other jurisdiction of                       (IRS Employer
     incorporation of organization)                   Identification Number)

    c/o Pegasus Communications Management Company;
    5 Radnor Corporate Center; Suite 454, Radnor, PA          19087
    ------------------------------------------------          -----
        (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code: (888) 438-7488
                                                           --------------
           Securities registered pursuant to section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[X]

         Number of shares of each class of the registrant's common stock outstanding as of March 8, 1998:
                  Class A, Common Stock, $0.01 par value      161,500
                  Class B, Common Stock, $0.01 par value        8,500

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                     PART I

         For definitions of certain terms used in this Report, see "Glossary of Defined Terms," which begins on page 5 of this Report.

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation reform Act of 1995) and information relating to the Company (as defined) that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which the Company operates; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's businesses; and other factors referenced in this Report. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1: Business

General

         Pegasus Media & Communications, Inc. ("PM&C" and together with its subsidiaries, the "Company") is a diversified company that operates in growing segments of the media and communications industries. PM&C is a wholly owned subsidiary of Pegasus Communications Corporation.


         The Company owns and operates five TV stations affiliated with Fox and has or plans to enter into LMAs to operate three television stations, two of which are to be affiliated with WB and one affiliated with UPN. The Company is the largest independent provider of DIRECTV(R) ("DIRECTV"). Giving effect to the Pending DBS Acquisitions, the Company will have the exclusive right to provide DIRECTV services to approximately 2.5 million U.S. television households in rural areas of 30 states serving a current subscriber base, as of February 28, 1998 of approximately 178,300 subscribers. The Company also provides cable service to approximately 43,000 subscribers in New England and Puerto Rico. On January 16, 1998 the Company entered into an agreement to sell its New England cable systems.

Acquisition Strategy

         The Company's acquisition strategy is to identify media and communications businesses exhibiting the following characteristics:

         Significant Revenue Growth Potential. The Company targets media segments whose revenues are growing (and in which it believes revenues will continue to grow) consistently at rates of growth exceeding that of the U.S. economy as a whole (as measured by gross domestic product).

         Fragmented Ownership. The Company targets media segments where ownership is fragmented and where it believes consolidation will result in benefits to consumers as well as improved profitability.

         Opportunity to Increase Market Share. The Company seeks to acquire or start companies within media segments whose market share can be significantly increased.

         Operating Leverage. The Company seeks businesses in media segments characterized by high levels of operating leverage and where Location Cash Flow margins rise with increases in revenues.


Operating Strategy

         The Company's operating strategy is designed to capitalize upon these business characteristics in order to generate consistent and significant increases in Location Cash Flow by:

         Aggressive Sales and Marketing. The Company builds aggressive sales and marketing organizations to enable it to significantly increase its market share.

         Careful Cost Controls. The Company maintains careful cost controls to capitalize upon the operating leverage intrinsic to its businesses.

         Focus on Cash Flow Growth. The Company rewards all of its employees for growth in Location Cash Flow through an innovative profit-sharing plan which it believes ensures that all employees of the Company are focused on the goal of consistent and significant increases in Location Cash Flow.


Recent and Pending Transactions

Completed Sale

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

Completed Acquisitions

         Effective October 31, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets and liabilities in exchange for approximately $6.4 million in cash and 397,035 shares of Class A Common Stock of PM&C's parent, Pegasus Communications Corporation (the "Parent").

         As of November 7, 1997, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Minnesota, Utah and Wyoming and the related assets in exchange for approximately $3.1 million in cash, $147,000 in assumed liabilities, a $1.7 million note, payable over two years, and a $446,000 note due November 2000.

         As of January 7, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for approximately $1.9 million in cash and $32,000 in assumed liabilities.

Subsidiaries Combination

         Effective October 21, 1997, the Company acquired (the "Subsidiaries Combination") the assets of Pegasus Satellite Holdings, Inc. ("PSH"), a related party, which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories (the "Shares"). The aggregate purchase price for the Shares was approximately $218.2 million and consisted of $85.6 million in cash, the redemption and cancellation of the $27.8 million of preferred equity in PSH acquired in the PST/PSH Exchange (as defined in footnote 1 to the Company's Combined Financial Statements) and the assumption of approximately $104.8 million in assumed liabilities. These transactions were recorded at historical values. At October 21, 1997, PSH's subsidiaries provided DBS services to customers in certain rural areas which encompassed portions of 26 states. As a result of the Subsidiaries Combination, the Company is the direct or indirect parent of all subsidiaries that operate the parent's TV, DBS and cable businesses.

LMAs

         On August 1, 1997, Pegasus commenced operations of TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine DMA and is being operated under an LMA. WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         On October 17, 1997, Pegasus commenced operations of TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under an LMA.

Pending Sale

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems for a purchase price of at least $28 million and not more than $31 million, based on the systems' cash flow for the trailing 12 months prior to closing, multiplied by nine.

Pending Acquisitions

         Pending DBS Acquisitions. As of March 12, 1998, the Company had entered into 14 letters of intent or definitive agreements to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and the related assets (the "Pending DBS Acquisitions") in exchange for approximately $52.9 million of cash, $10.3 million of promissory notes and $854,000 in shares of the Parent's Class A Common Stock. Each of the Pending DBS Acquisitions for which there is only a letter of intent is subject to negotiation of a definitive agreement, and all of the Pending DBS Acquisitions are subject, if not already obtained, to the prior approval of Hughes Electronics Corporation or one of its subsidiaries ("Hughes") and the NRTC. In addition to these conditions, each of the Pending DBS Acquisitions will be subject to conditions typical in acquisitions of this nature, certain of which conditions, like the Hughes and NRTC consents, may be beyond the Company's control. There can be no assurance that definitive agreements will be entered into with respect to all of the Pending DBS Acquisitions or, if entered into, that all or any of the Pending DBS Acquisitions will be completed.

New Credit Facility

         In December 1997, PM&C entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of PM&C and its subsidiaries. Interest on the New Credit Facility is, at PM&C's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. Payment of cash dividends on PM&C's common stock are restricted by the terms of the New Credit Facility. There were no borrowings outstanding on December 31, 1997.

Employees

         As of February 28, 1998, the Company had 390 full-time and 69 part-time employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

Glossary of Defined Terms

Company                        PM&C and its direct and indirect subsidiaries.

DBS                            Direct broadcast satellite television.

DIRECTV The video, audio and data services provided via satellite by DIRECTV Enterprises, Inc., or the entity, as applicable.


Fox                            Fox Broadcasting Company.

Hughes Hughes Electronics Corporation or one of its subsidiaries, including DIRECTV, Inc., as applicable.



Indenture                      The indenture dated July 7, 1995 by and
                               among PM&C, Certain of its subsidiaries and First Union National Bank, as trustee, relating to the PM&C Notes.


LMAs Local marketing agreements, program service agreements or time brokerage agreements between broadcasters and television station licensees pursuant to which broadcasters provide programming to and retain the advertising revenues of such stations in exchange for fees paid to television station licensees.


New Credit Facility            PM&C's $180.0 million credit facitlity.

NRTC The National Rural Telecommunications Cooperative, the only entity authorized to provide DIRECTV services that is independent of DIRECTV, Inc. Approximately 165 NRTC members and affiliate members are authorized to provide DIRECTV services in exclusive territories granted to members and affiliate members of the NRTC by DIRECTV, Inc.


Parent                         Pegasus Communications Corporation.

Pending DBS                    The acquisition of DBS territories and related
Acquisitions                   assets from 14 independent providers of DIRECTV
                               services.

PM&C                           Pegasus Media & Communications, Inc.

PST                            Pegasus Satellite Television, Inc.

UPN                            United Paramount Network.

WB                             The WB Television Network.

Item 2: Properties

                                             Owned or
                                             Leased                                         Expiration of Lease
Location and Type of Property                             Approximate Size                  or Renewal Options
-----------------------------                --------     ----------------                  ------------------
TV Stations
Jackson, MS (transmitting equipment)         Leased       1,125 foot tower                  2/28/04
Jackson, MS (television station and          (1) Lease/   5,600 sq. ft. bldg.; 900 sq.      N/A
transmitter building)                        Purchase     ft. bldg.
West Mountain, PA (tower & transmitter)      Leased       9.6 acres                         1/31/00
Scranton, PA (television station)            Leased       9,032 sq. ft.                     4/30/00
Bald Eagle Mtn, PA (transmitting )           Leased       179' tower                        9/30/07
Nescopec Mountain, PA (transmitting)         Leased       400 foot tower                    9/30/07
Williamsport, PA (tower)                     Owned        175 foot tower                    N/A
Williamsport, PA (land)                      Owned        40,000 sq. ft.                    N/A
Chattanooga, TN (transmitting)               Leased       577 foot tower                    9/30/07
Chattanooga, TN (television station)         Owned        16,240 sq. ft. bldg. on 3.17      N/A
                                                          acres
Portland, ME (television station)            Leased       8,000 sq. ft.                     12/31/00
Gray, ME (tower site)                        Owned        18.6 acres                        N/A
Midway, FL (television station)              Owned        16,000 sq. ft. bldg. on 3.55      N/A
                                                          acres
Jasper, FL                                   Owned        118 acres                         N/A
Nickleville, GA (tower)                      Owned        22.5 acres                        N/A
Cairo, GA                                    Owned        18 acres                          N/A
DBS Offices
Marlborough, MA (office)                     Leased       11,450 sq. ft.                    6/30/02
Charlton, MA (warehouse)                     Leased       1,750 sq. ft. area                Monthly
Cable Systems
Winchester, CT (headend)                     Owned        15.22 acres                       N/A
Winsted, CT (office)                         Owned        2,000 sq. ft.                     N/A
North Brookfield, MA (headend)               Leased       60,000 sq. ft. / 100' tower       6/01/04
Charlton, MA (office, headend site)          Leased       38,223 sq. ft.                    5/9/99
Hinsdale, MA (headend site)                  Leased       30,590 sq. ft.                    2/1/04
Lanesboro, MA (headend site)                 Leased       62,500 sq. ft.                    4/13/03
West Stockbridge, MA (headend site)          Leased       1.59 acres                        4/4/05
Mayaguez, Puerto Rico (office)               Leased       2,520 sq. ft. building            8/14/00
Mayaguez, Puerto Rico (headend)              Leased       530 sq. ft. building              8/30/98
Mayaguez, Puerto Rico (warehouse)            Leased       1,750 sq. ft. area                monthly
San German, Puerto Rico (headend site)       Owned        1,200 sq. ft.                     N/A
San German, Puerto Rico (land)               Leased       192 sq. meters                    30 yr. term
San German, Puerto Rico (tower &             Owned        60' tower                         N/A
transmitter)
San German, Puerto Rico (office)             Leased       2,928 sq. ft.                     2/1/01
Anasco, Puerto Rico (office)                 Leased       500 sq. ft                        2/28/99
Anasco, Puerto Rico (headend site)           Leased       1,200 sq. meters                  monthly
Anasco, Puerto Rico (headend)                Owned        59 foot tower                     N/A
Guanica, Puerto Rico (headend site)          Leased       121 sq. meters                    2/28/04
Cabo Rojo, Puerto Rico (headend site)        Leased       121 sq. meters                    11/10/04
Hormigueros, Puerto Rico (warehouse)         Leased       2,000 sq. ft.                     monthly

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

Item 4: Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders of PM&C during the fourth quarter of fiscal year 1997.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

         None of PM&C's equity securities are publicly traded. All of PM&C's equity securities are held by the parent. PM&C did not sell any equity securities that would be required to be reported in accordance with regulation S-K Item 701 of the Securities Act of 1933, as amended.

Item 6: Selected Financial Data

         The selected historical consolidated financial data for the years ended December 31, 1993 have been derived from the Company's audited Consolidated Financial Statements for such period. The selected historical consolidated financial data for the years ended December 31, 1994, 1995, 1996 and 1997 have been derived from the Company's Combined Financial Statements for such periods, which have been audited by Coopers & Lybrand L.L.P., as indicated in their report included elsewhere herein. The information should be read in conjunction with the Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

INCOME STATEMENT DATA :

                                              1993          1994            1995           1996            1997
                                              ----          ----            ----           ----            ----
Net revenues
   DBS                                     $   -          $     174     $     1,469    $      4,213    $    17,990
   Cable                                        9,134        10,148          10,606          13,496         16,688
   TV(a)                                       10,308        17,808          19,973          28,488         31,726
                                           -----------    ----------     -----------    ------------    -----------
     Total net revenues                        19,442        28,130          32,048          46,197         66,404
                                           -----------    ----------     -----------    ------------    -----------
Direct operating expenses(b)
   DBS                                         -                210           1,379           3,811         16,793
   Cable                                        4,655         5,545           5,791           7,192          8,693
   TV                                           7,564        12,380          13,980          18,775         21,398
Incentive compensation(c)                         192           432             527             935            919
Corporate expenses                              1,261         1,499           1,770           2,045          1,619
Depreciation and amortization                   5,907         6,877           8,674          10,493         17,854
                                           -----------    ----------     -----------    ------------    -----------

Income (loss) from operations                    (137)        1,187             (73)          2,946           (872)
Interest expense                               (4,380)       (5,951)         (8,795)        (12,438)       (12,596)
Interest income                                -              -                 370             232            102
Other expense, net                               (220)          (65)            (44)           (136)          (148)
(Provision) benefit for income taxes           -               (140)            (30)            120           (200)
Gain on sale of cable system                   -              -              -               -               4,451
Extraordinary gain (loss), net                 -               (633)         10,210            (251)        (1,656)
                                           ==========     =========      ==========     ===========     ==========

Net income (loss)                          $   (4,737)    $  (5,602)     $    1,638     $    (9,527)    $  (10,919)
                                           ===========    ==========     ===========    ============    ===========
Income (loss) per share:
  Loss before extraordinary item           $   (29.33)    $  (30.77)     $   (51.73)    $    (54.57)    $   (54.49)
  Extraordinary item                           -              (3.92)          61.62           (1.47)         (9.74)
                                           ===========    ==========     ===========    ============    ===========
  Net income (loss) per share              $   (29.33)    $  (34.69)     $     9.89     $    (56.04)    $   (64.23)
                                           ===========    ==========     ===========    ============    ===========
Weighted average shares
  Outstanding                                 161,500       161,500         165,692         170,000        170,000
OTHER DATA:
Pre-SAC Location Cash Flow(d)              $    7,223     $   9,995      $   11,310     $    17,878     $   24,324
Location Cash Flow(d)                           7,223         9,995          10,898          16,419         19,520
Operating Cash Flow(d)                          5,770         8,064           8,773          14,374         16,982
Capital expenditures                              818         1,173           2,571           6,243          9,375
Net cash provided by (used for):
  Operating activities                          2,400         3,996           6,099           8,572          7,858
  Investing activities                           (134)       (3,480)         (6,389)        (51,033)       (49,572)
  Financing activities                         (1,694)         (637)         10,881          38,911         50,308

                                              1993          1994            1995           1996            1997
                                              ----          ----            ----           ----            ----
BALANCE SHEET DATA:
Cash and cash equivalents                 $     1,498    $    1,376     $    11,967     $     8,417     $   17,010
Net working capital (deficiency)               (3,853)      (22,881)         17,378             479            285
Total assets                                   76,185        75,051          95,417         126,228        338,923
Total debt (including current)                 72,127        61,349          82,638         115,511         93,308
Total liabilities                              78,669        68,118          95,592         135,825        137,098
Total equity (deficiency)(e)                   (2,484)        6,933            (175)         (9,596)       201,825

(a) Net revenues are shown net of agency commissions and national representation fees.
(b) Direct operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling and incentive compensation expense.
(c) Incentive compensation represents compensation expenses pursuant to the Restricted Stock Plan and 401(k) Plans.
(d) Pre-SAC Location Cash Flow is defined as Location Cash Flow plus subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Location operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling expenses. Operating Cash Flow is defined as income (loss) from operations plus (i) depreciation and amortization and
    (ii) non-cash incentive compensation. The difference between Location Cash Flow and Operating Cash Flow is that Operating Cash Flow includes cash incentive compensation and corporate expenses. Although Location Cash Flow and Operating Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.
(e) The Company has not paid any cash dividends. Payment of cash dividends on PM&C's common stock are restricted by the terms of this Indenture and the New Credit Facility.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Combined Financial Statements and related notes thereto which are included elsewhere herein. This Report contains certain forward-looking statements that involve risks and uncertainties. The Company`s actual results could differ materially from those discussed herein.


General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of December 31, 1997, the Company's DBS operations consisted of providing DIRECTV services to approximately 132,000 subscribers in certain rural areas of 27 states in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems. Pegasus Broadcast Television owns and operates five TV stations affiliated with Fox, operates one station affiliated with UPN and another station affiliated with WB. The Company has also entered into an agreement to operate an additional TV station, which will be affiliated with WB and will commence operations in 1998.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses, and
(v) expensed subscriber acquisition costs. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs ("SAC"), which were being capitalized and amortized over a twelve-month period, are currently being charged to operations in the period incurred. This change became effective October 1, 1997. Subscriber acquisition costs charged to operations are excluded from pre-SAC location operating expenses.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996

         The Company's net revenues increased by approximately $20.2 million or 44% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $17.0 million or 96% and Broadcast Television net revenues increased $3.2 million or 11%. The net revenues increased as a result of (i) a $13.8 million or 327% increase in DBS revenues of which $2.6 million or 19% was due to the increased number of DBS subscribers in territories owned at the beginning of 1996 and $11.2 million or 81% resulted from acquisitions made subsequent to September 1996, (ii) a $3.2 million or 24% increase in Cable revenues which was the net result of a $804,000 or 8% increase in same system revenues due primarily to rate increases, a $3.9 million increase due to the system acquired effective September 1, 1996 and a $1.6 million reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and (iii) a $3.2 million or 11% increase in TV revenues of which $1.9 million or 57% was due to ratings-growth which the Company was able to convert into higher revenues, $1.1 million or 34% was the result of acquisitions made in the first quarter of 1996 and $289,000 or 9% was due to the two new stations launched on August 1, 1997 and October 17, 1997.

         The Company's total location operating expenses, as described above, before DBS subscriber acquisition costs increased by approximately $13.8 million or 49% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television pre-SAC location operating expenses increased $11.1 million or 117% and Broadcast Television location operating expenses increased $2.6 million or 14%. The pre-SAC location operating expenses increased as a result of (i) a $9.6 million or 410% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.5 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of
1996) and a $8.1 million increase attributable to territories acquired subsequent to the third quarter of 1997, (ii) a $1.5 million or 21% increase in Cable operating expenses as the net result of a $157,000 or 3% increase in same system operating expenses due primarily to increases in programming costs, a $2.2 million increase attributable to the system acquired effective September 1, 1996 and a $852,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $2.6 million or 14% increase in TV operating expenses as the result of a $535,000 or 4% increase in same station operating expenses, a $1.4 million increase attributable to stations acquired in the first quarter of 1996 and a $650,000 increase attributable to the two new stations launched on August 1, 1997 and October 17, 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled $5.5 million or $236 per gross subscriber addition for the year ended December 31, 1997, of which $4.8 million was expensed.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, decreased by approximately $16,000 or 2% for the year ended December 31, 1997 as compared to the same period in 1996.

         Corporate expenses decreased by $426,000 or 21% for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the change in the method of calculating this cost. Prior to the Parent's initial public offering in October 1996, this charge was calculated at 5% of net revenues. After the Parent's intital public offering, this charge is a direct reimbursement of costs.

         Depreciation and amortization expense increased by approximately $7.4 million or 70% for the year ended December 31, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination and completed acquisitions during 1996 and 1997.

         As a result of these factors, the Company reported a loss from operations of $872,000 for the year ended December 31, 1997 as compared to income from operations of $2.9 million for the same period in 1996.

         Interest expense increased by approximately $158,000 or 1% for the year ended December 31, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions (see -- "Liquidity and Capital Resources - Financings").

         The Company's net loss increased by approximately $1.4 million for the year ended December 31, 1997 as compared to the same period in 1996 as a net result of an increase in the loss from operations of approximately $3.8 million, an increase in interest expense of $158,000, an increase in the provision for income taxes of $320,000, an increase in other expenses of approximately $142,000, an increase in the extraordinary loss on extinguishment of debt of $1.4 million and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.

Year ended December 31, 1996 compared to year ended December 31, 1995

         The Company's net revenues increased by approximately $14.1 million or 44% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $2.7 million or 187% increase in DBS revenues due to the increased number of DBS subscribers, (ii) a $2.0 million or 51% increase in Puerto Rico cable revenues due primarily to an acquisition effective September 1, 1996, (iii) a $864,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages and (iv) a $8.5 million or 43% increase in TV revenues of which $1.5 million or 17% was due to ratings growth which the Company was able to convert into higher revenues and $7.0 million or 83% was the result of acquisitions made in the first quarter of 1996.

         The Company's total location operating expenses increased by approximately $8.6 million or 41% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $2.4 million or 176% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $1.4 million, royalty costs of $138,000, marketing expenses of $455,000, customer support charges of $199,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $237,000, all generated from the increased number of DBS subscribers, (ii) a $912,000 or 37% increase in Puerto Rico cable operating expenses as the net result of a $64,000 or 3% decrease in same system direct operating expenses and a $976,000 increase attributable to the system acquired effective September 1, 1996, (iii) a $489,000 or 15% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages, (iv) a $4.8 million or 34% increase in TV operating expenses as the net result of a $115,000 or 1% decrease in same station direct operating expenses and a $4.9 million increase attributable to stations acquired in the first quarter of 1996.

         As a result of these factors, incentive compensation which is calculated from increases in pro forma Location Cash Flow increased by approximately $407,000 or 77% for the year ended December 31, 1996 as compared to the same period in 1995.

         Corporate expenses increased by $275,000 or 16% for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to the initiation of public reporting requirements for PM&C.

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

         Interest expense increased by approximately $3.8 million or 45% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of the PM&C Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the PM&C Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the PM&C Notes. The PM&C Notes, however, have more favorable terms such as no requirement for principal repayment, subject to certain conditions, until the end of the term.

         The Company reported a net loss of approximately $9.5 million for the year ended December 31, 1996 as compared to net income of approximately $1.6 million for the same period in 1995. The $11.1 million change was the net result of an increase in income from operations of approximately $3.0 million, an increase in interest expense of $3.8 million, a decrease in extraordinary items of $10.5 million from extinguishment of debt, a decrease in the provision for income taxes of $150,000 and an increase in other expenses of approximately $92,000.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and equity contributions from the Parent. The Company's principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund investment in its TV and cable technical facilities and to fund subscriber acquisition costs.

         Pre-SAC Location Cash Flow increased by $6.4 million or 36% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television Pre-SAC Location Cash Flow increased $5.8 million or 71% and Broadcast Television Location Cash Flow increased $615,000 or 6%. Pre-SAC Location Cash Flow increased as a result of (i) a $4.1 million or 222% increase in DBS Pre-SAC Location Cash Flow of which $1.0 million or 24% was due to an increase in same territory Pre-SAC Location Cash Flow and $3.1 million or 76% was attributable to territories acquired subsequent to the third quarter of 1997, (ii) a $1.7 million or 27% increase in Cable Location Cash Flow which was the net result of a $646,000 or 14% increase in same system Location Cash Flow, a $1.7 million increase due to the system acquired effective September 1, 1996 and a $703,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and (iii) a $615,000 or 6% increase in TV Location Cash Flow as the net result of a $1.3 million or 17% increase in same station Location Cash Flow, a $343,000 decrease attributable to stations acquired in the first quarter of 1996 and a $361,000 decrease attributable to the two new stations launched on August 1, 1997 and October 17, 1997.

         The Company is required to maintain a letter of credit in favor of the NRTC to collateralize payment of NRTC billings. As of December 31, 1997, this letter of credit amounted to approximately $8.5 million. The Company is required to increase this amount with any DBS acquisition by an amount equal to the acquired DBS entity's highest month of billings times three.

         During the year ended December 31, 1997, net cash provided by operating activities was approximately $7.9 million, which together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $50.3 million of net cash provided by the Company's financing activities was used to fund other investing activities totaling $56.5 million. Financing activities consisted of $166.7 million of contributions by the Parent, $9.8 million of borrowings from affiliates, $527,000 of borrowings under the PM&C Credit Facility, repayment of approximately $124.9 million of long-term debt and fees relating to the New Credit Facility amounting to $1.9 million. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the acquisition of DBS assets from independent DIRECTV providers during the fourth quarter of 1997 for approximately $41.5 million, net of cash acquired, (v) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $5.8 million, (vi) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.8 million, (vii) DBS subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, of approximately $902,000, (viii) payments of programming rights amounting to $2.6 million, and (ix) maintenance and other capital expenditures and intangibles totaling approximately $3.9 million. As of December 31, 1997, the Company's cash on hand approximated $17.0 million.

         Location Cash Flow increased by $5.5 million or 51% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $312,000 increase in DBS Location Cash Flow, (ii) a $1.1 million or 72% increase in Puerto Rico cable Location Cash Flow of which $126,000 or 11% was due to an increase in same system Location Cash Flow and $998,000 or 89% was due to a cable system acquired effective September 1, 1996, (iii) a $375,000 or 11% increase in New England cable Location Cash Flow and (iv) a $3.7 million or 62% increase in TV Location Cash Flow of which $1.6 million or 42% was due to an increase in same station Location Cash Flow and $2.1 million or 58% was due to an increase attributable to stations acquired in the first quarter of 1996.

         During the year ended December 31, 1996, net cash provided by operating activities was approximately $8.6 million, which together with $12.0 million of cash on hand and $38.9 million of net cash provided by the Company's financing activities was used to fund investing activities totaling $51.0 million. Investment activities consisted of (i) the Portland, Maine and Tallahassee, Florida TV acquisitions for approximately $14.8 million, (ii) the San German, Puerto Rico cable acquisition for approximately $26.0 million, (iii) the purchase of the Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") office facility and headend facility for $201,000, (iv) the fiber upgrade in the PCT-CT cable system amounting to $323,000, (v) the purchase of DSS units used as rental and lease units amounting to $832,000, (vi) payments of programming rights amounting to $1.8 million, and (vii) maintenance and other capital expenditures and intangibles totaling approximately $7.1 million. As of December 31, 1996, the Company's cash on hand approximated $8.4 million.

         During the year ended December 31, 1995, net cash provided by operations was approximately $6.2 million, which together with $1.4 million of cash on hand and $10.9 million of net cash provided by the Company's financing activities was used to fund a $12.5 million distribution to Pegasus Communication Holdings, Inc. and to fund investing activities totaling $6.5 million. Investment activities consisted of (i) the final payment of the deferred purchase price for the Company's New England DBS rights of approximately $1.9 million, (ii) the purchase of a new WDSI studio and office facility for $520,000, (iii) the purchase of a LIBOR cap for $300,000, (iv) the purchase of DSS units used as rental and lease units for $157,000, (v) payments of programming rights amounting to $1.2 million, and (vi) maintenance and other capital expenditures and intangibles totaling approximately $2.3 million.

Financings

         On December 10, 1997, PM&C entered into the New Credit Facility. The New Credit Facility is a $180.0 million six-year, collateralized, reducing revolving credit facility. Borrowings under the New Credit Facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. Concurrently with the closing of the New Credit Facility, the PM&C Credit Facility was terminated. A portion of the deferred financing fees relating to the PM&C Credit Facility were written off, resulting in an extraordinary loss of $460,000 on the refinancing transaction.

         As of December 31, 1997, the Company has indebtedness of $93.3 million, total common stockholders' equity of $201.8 million, and, assuming certain conditions are met, $161.5 million available under the New Credit Facility

         The Indenture and New Credit Facility contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and to pay dividends.

         The ability of the Company to repay its existing indebtedness will depend upon future operating performance, which is subject to the success of the Company's business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control.

         Pre-SAC Location Cash Flow is defined as net revenues less location operating expenses before subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Although Pre-SAC Location Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Pre-SAC Location Cash Flow and Location Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measures for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness, which could result in increased debt service requirements. There can be no assurance that such debt financing can be completed on terms satisfactory to the Company or at all. The Company may also issue additional equity to fund its future expansion and acquisition requirements.

Capital Expenditures

         The Company's capital expenditures aggregated $9.4 million in 1997 as compared to $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000, and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company commenced the programming of two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence programming of an additional station in 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other
         The Company has reviewed all of its systems as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of it's TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to insure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond 1997 relating to the Year 2000 issue are not expected to be significant.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand, together with available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems to Avalon Cable of New England, LLC for a purchase price of at least $28 million and not more than $31 million.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the New Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels require lender consent.

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

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bears interest at a fixed rate.

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company has reviewed the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the implementation of the above standards is not expected to have any significant impact on its combined financial statements.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8: Financial Statements and Supplementary Data

         The information required by this item is set forth on pages F-1 through F-25.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and therefore filing this Form with the reduced disclosure format. As such, the entire Part III is omitted.

                                     PART IV


Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

         (1)      Financial Statements

         The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

         (2)      Financial Statement Schedules

                                                                          Page
                                                                          ----
         Report of Coopers & Lybrand L.L.P................................S-1
         Schedule II - Valuation and Qualifying Accounts..................S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

Exhibit
Number   Description of Document
------   -----------------------

2.1 Contribution and Exchange Agreement by and between Pegasus Communications Holdings, Inc. and Harron dated as of May 30, 1996 (including form of Joinder Agreement, Stockholder's Agreement and Noncompetition Agreement) (which is incorporated by reference to
         Exhibit 2.2 to the Parent's Registration Statement on Form S-1 (File No. 333-05057)).
2.2 Amendment No. 1 to Exhibit 2.1 (which is incorporated by reference to the Parent's Form 8-K, dated October 8, 1996).
2.3      Amendment No. 2 to Exhibit 2.1 (which is incorporated by reference to
         Exhibit 2.5 to the Parent's Registration Statement on Form S-1 (File No. 333-057057)).
2.4      Amendment No. 3 to Exhibit 2.1 (which is incorporated by reference to
         Exhibit 4 to the Parent's Form 8-K dated October 8, 1996).
2.5 Joinder Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corp. dated as of October 8, 1996 (which is incorporated by reference to Exhibit 5 to the Parent's Form 8-K dated October 8, 1996).
2.6 Stockholders' Agreement by and among Pegasus Communications Holdings, Inc., the Parent and Harron Communications Corporation dated as of October 8, 1996 (which is incorporated by reference to Exhibit 6 to the Parent's Form 8-K dated as of October 8, 1996).
2.7 Non-Competition Agreement by and among Pegasus Communications Holdings, Inc., the Parent and Harron Communications Corp. dated October 8, 1996 (which is incorporated by reference to Exhibit 7 to the Parent's Form 8-K dated as of October 8, 1996).
2.8 Asset Purchase Agreement dated as of January 16, 1998 between Avalon Cable of New England, LLC and Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (which is incorporated by reference herein to the Parent's Form 8-K dated January 16, 1998).
3.1 Amended and Restated Certificate of Incorporation of PM&C, as amended (which is incorporated by reference to Exhibit 3.1 to Pegasus' Form 10-K for the fiscal year ended December 31, 1996).
3.2 By-Laws of PM&C (which is incorporated by reference to Exhibit 3.2 to PM&C's Registration Statement on Form S-1 (File No. 33-95042)).

4.1 Indenture, dated as of July 7, 1995, by and among PM&C, the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12 1/2 % Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to
         Exhibit 4.1 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
4.2 Form of 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
4.3 Form of Subsidiary Guarantee with respect to the 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
10.1 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and D. & K. Broadcast Properties L.P. relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.5 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.2 Agreement and Amendment to Station Affiliation Agreement, dated as of June 11, 1993, between Fox Broadcasting Company and Donatelli & Klein Broadcast relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.6 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.3 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcast Company and Scranton TV Partners Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.8 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.4 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Scranton TV Partners, Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.9 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.5 Amendment to Fox Broadcasting Company Station Affiliation Agreement Regarding Network Nonduplication Protection, dated December 2, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television stations WOLF, WWLF, and WILF (which is incorporated herein by reference to Exhibit 10.10 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.6 Consent to Assignment, dated May 1, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WOLF (which is incorporated herein by reference to Exhibit
         10.11 to PM&C's Registration Statement on Form S-4 (File No.
         33-95042)).
10.7 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and WDSI Ltd. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.12 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.8 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.13 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.9 Franchise Agreement for Mayaguez, Puerto Rico (which is incorporated herein by reference to Exhibit 10.14 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.10 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to PM&C's Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).
10.11 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to PM&C's Registration Statement on Form S-4 (File No.
         33-95042)).
10.12 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to PM&C's Registration Statement on Form S-4 (File No. 33-95042)).
10.13 Franchise Agreement granted to Dom's Tele-Cable, Inc., to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to PM&C's Form 8-K dated March 21, 1996)).

10.14 Franchise Agreement granted to Dom's Tele-Cable, Inc. to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to
         Exhibit 3 to PM&C's Form 8-K dated March 21, 1996)).
10.15 Credit Agreement dated as of December 9, 1997 by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference herein to Exhibit 10.1 to the Parent's Form 8-K dated December 10,
         1997).
10.16+   Pegasus Restricted Stock Plan (which is incorporated by reference to
         Exhibit 10.28 to the Parent's Registration Statement on Form S-1 (File No. 333-05057)).
10.17+ Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29 the Parent's Registration Statement on Form S-1 (File No. 333-05057)).
10.18+   Pegasus 1996 Stock Option Plan (which is incorporated by reference to
         Exhibit 10.30 to the Parent's Registration Statement on Form S-1 (File No. 333-05057)).
10.19+ Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to the Parent's Registration Statement on Form S-1 (File No. 333-18739)).
10.20 Amendment to Credit Agreement executed as of March 10, 1998 by and among PM&S, the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.21 to the Parent's Registration Statement on Form S-4 (File No. 333-44929)).
24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).
27.1*    Financial Data Schedule.
---------------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.


         (b)      Reports on Form 8-K.

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.

                        SIGNATURES AND POWERS OF ATTORNEY



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.



                         By:  /s/ Marshall W. Pagon
                            -----------------------------------------
                                Marshall W. Pagon
                                Chief Executive Officer and President

                                Date: March 31, 1998

Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, Robert N. Verdecchio and Ted
S. Lodge and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                    Date
---------                                              -----                                    -----
       /s/ Marshall W. Pagon                           President, Chief Executive Officer       March 31, 1998
---------------------------------------------          And Chairman of the Board
             Marshall W. Pagon
       (Principal Executive Officer)


      /s/ Robert N. Verdecchio                         Senior Vice President, Chief             March 31, 1998
---------------------------------------------          Financial Officer, Assistant
            Robert N. Verdecchio                       Secretary, and Director
(Principal Financial and Accounting Officer)

     /s/ James J. McEntee, III                         Director                                 March 31, 1998
---------------------------------------------
           James J. McEntee, III

     /s/   Mary C. Metzger                             Director                                 March 31, 1998
---------------------------------------------
              Mary C. Metzger

      /s/  Donald W. Weber                             Director                                 March 31, 1998
---------------------------------------------
              Donald W. Weber

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Report of Coopers & Lybrand L.L.P.                                         F-2

Combined Balance Sheets as of December 31, 1996 and 1997                   F-3

Combined Statements of Operations for the years ended December 31, 1995,
  1996 and 1997                                                            F-4

Combined Statements of Changes in Total Equity (Deficiency) for the
  years ended December 31, 1995,  1996 and 1997                            F-5

Combined Statements of Cash Flows for the years ended December 31, 1995,
  1996 and 1997                                                            F-6

Notes to Combined Financial Statements                                     F-7

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholder of Pegasus Media & Communications, Inc.


We have audited the accompanying combined balance sheets of Pegasus Media & Communications, Inc. as of December 31, 1996 and 1997, and the related combined statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                            COMBINED BALANCE SHEETS

                                                                           December 31,
                                                                  ----------------------------
                                                                     1996              1997
                                                                  ----------       -----------
                           ASSETS

Current assets:
  Cash and cash equivalents .................................   $  8,416,778      $ 17,010,315
  Accounts receivable,less allowance for doubtful
    accounts of $243,000 and $319,000, respectively .........      6,030,697        13,074,636
  Program rights ............................................      1,289,437         2,059,346
  Inventory .................................................        697,957           974,920
  Deferred taxes ............................................      1,290,397         2,602,453
  Prepaid expenses and other ................................        717,664           767,482
                                                                ------------      ------------
     Total current assets ...................................     18,442,930        36,489,152

Property and equipment, net .................................     23,823,489        27,382,713
Intangible assets, net ......................................     82,500,306       272,164,370
Program rights ..............................................      1,294,985         2,262,299
Deposits and other ..........................................        166,498           624,629
                                                                ------------      ------------
     Total assets ...........................................   $126,228,208      $338,923,163
                                                                ============      ============

                   LIABILITIES AND EQUITY

Current liabilities:
  Current portion of long-term debt .........................   $    355,585      $  6,328,463
  Accounts payable ..........................................      6,111,411        11,297,108
  Accrued interest ..........................................      5,592,083         6,025,004
  Accrued expenses ..........................................      5,303,652        11,134,589
  Current portion of program rights payable..................        601,205         1,418,581
                                                                ------------      ------------
     Total current liabilities ..............................     17,963,936        36,203,745

Long-term debt, net .........................................    115,155,610        86,979,613
Advances from affiliates ....................................         --             9,845,583
Program rights payable ......................................      1,365,284         1,416,446
Deferred taxes ..............................................      1,339,859         2,652,454
                                                                ------------      ------------
     Total liabilities ......................................    135,824,689       137,097,841

Commitments and contingent liabilities ......................         --                --

Minority interest ...........................................         --             3,000,000

Common stockholder's equity (deficiency):
  Class A common stock ......................................          1,615             1,615
  Class B common stock ......................................             85                85
  Additional paid-in capital ................................      7,880,848       227,221,423
  Accumulated deficit .......................................    (17,479,029)      (28,397,801)
                                                                ------------      ------------
     Total stockholder's equity (deficiency) ................     (9,596,481)      198,825,322
                                                                ------------      ------------

     Total liabilities and stockholder's equity (deficiency).   $126,228,208      $338,923,163
                                                                ============      ============

            See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                       Combined Statements of Operations

                                                       Years Ended December 31,
                                           ------------------------------------------
                                               1995            1996           1997
                                           -----------     -----------    -----------
Revenues:
  Broadcasting revenue,
    net of agency commissions              $14,862,734     $21,813,409    $23,927,876
  Barter Programming revenue                 5,110,662       6,337,220      7,520,000
  Basic and satellite service               10,002,579      15,231,257     30,810,087
  Premium services                           1,652,419       2,093,230      3,123,275
  Other                                        420,320         721,584      1,022,632
                                           -----------     -----------   ------------
    Total revenues                          32,048,714      46,196,700     66,403,870
                                           -----------     -----------   ------------

Operating expenses:
  Barter programming expense                 5,110,662       6,337,220      7,520,000
  Programming                                5,475,623       9,061,532     15,439,074
  General and administrative                 3,885,473       5,690,637      8,608,140
  Technical and operations                   2,750,521       3,320,765      3,788,325
  Marketing and selling                      3,928,074       5,367,656     11,527,758
  Incentive compensation                       527,663         934,770        919,179
  Corporate expenses                         1,770,183       2,045,582      1,618,965
  Depreciation and amortization              8,673,845      10,492,849     17,854,258
                                           -----------     -----------   ------------
    Income (loss) from operations              (73,330)      2,945,689       (871,829)
Interest expense                            (8,794,676)    (12,438,366)   (12,595,892)
Interest income                                370,300         232,361        102,175
Other expenses, net                            (44,488)       (136,035)      (148,382)
Gain on sale of cable system                       ---             ---      4,451,320
                                           -----------     -----------   ------------
  Loss before income taxes and
    extraordinary items                     (8,542,194)     (9,396,351)    (9,062,608)
Provision (benefit) for income taxes            30,000        (120,000)       200,000
                                           -----------     -----------   ------------
  Loss before extraordinary items           (8,572,194)     (9,276,351)    (9,262,608)
Extraordinary gain (loss) from
  extinquishment of debt, net               10,210,580        (250,603)    (1,656,164)
                                           -----------     -----------   ------------
  Net income (loss)                        $ 1,638,386     ($9,526,954)  ($10,918,772)
                                           ===========     ===========   ============
Basic and diluted earnings per share:
  Loss before extraordinary items              ($51.73)        ($54.57)       ($54.49)
  Extraordinary gain (loss)                      61.62           (1.47)         (9.74)
                                           -----------     -----------   ------------

  Net income (loss)                              $9.89         ($56.04)       ($64.23)
                                           ===========     ===========   ============

  Weighted average shares outstanding          165,692         170,000        170,000
                                           ===========     ===========   ============

             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
          COMBINED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIENCY)

                                                Common Stock
                                  --------------------------------------
                                       Class A             Class B
                                  --------------------------------------   Additional     Retained      Partners'       Total
                                    Number     Par      Number      Par      Paid-In      Earnings       Capital        Equity
                                  of Shares   Value   of Shares    Value     Capital      (Deficit)     (Deficit)    (Deficiency)
                                  ---------   -----   ---------    -----   ----------     ---------     ---------     ----------

Balances at January 1, 1995           494    $  494                        $16,382,054   ($4,025,360)  ($5,423,999)  $6,933,189
Net income (loss)                                                                          5,350,908    (3,712,522)   1,638,386
Distributions to Partners                                                                                 (246,515)    (246,515)
Distributions to Parent                                                    (12,500,000)                             (12,500,000)
Exchange of common stock          161,006     1,121                             (1,121)                                  --
Issuance of Class B common stock                         8,500       $85     3,999,915                                4,000,000
                                  -------    ------      -----       ---   -----------  ------------    ----------  -----------
Balances at December 31, 1995     161,500     1,615      8,500        85     7,880,848     1,325,548    (9,383,036)    (174,940)
Net loss                                                                                  (4,351,099)   (5,175,855)  (9,526,954)
Contribution by Partners                                                                                   105,413      105,413
Conversions of partnerships                                                              (14,453,478)   14,453,478
                                  -------    ------      -----       ---   -----------  ------------    ----------  -----------
Balances at December 31, 1996     161,500     1,615      8,500        85     7,880,848   (17,479,029)                (9,596,481)
Net income                                                                               (10,918,772)               (10,918,772)
Contribution by Parent                                                     219,340,575                              219,340,575
                                  -------    ------      -----       ---  ------------  ------------    ----------  -----------
Balances at December 31, 1997     161,500    $1,615      8,500       $85  $227,221,423  ($28,397,801)              $198,825,322
                                  =======    ======      =====       ===  ============   ===========    ========== ============

            See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                       Combined Statements of Cash Flows

                                                                Years Ended December 31,
                                                       ------------------------------------------------
                                                           1995              1996             1997
                                                       ------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                    $  1,638,386       ($9,526,954)     ($10,918,772)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Extraordinary (gain) loss on
      extinguishment of debt, net                       (10,210,580)          250,603         1,656,164
    Depreciation and amortization                         8,673,845        10,492,849        17,854,258
    Program rights amortization                           1,263,190         1,514,122         1,715,556
    Accretion on discount of bonds                          195,454           392,324           394,219
    Gain on sale of cable system                                 --                --        (4,451,320)
    Bad debt expense                                        146,147           335,856           578,969
    Change in assets and liabilities:
      Accounts receivable                                  (814,862)       (1,504,597)       (4,496,937)
      Inventory                                            (389,318)          402,942          (123,952)
      Prepaid expenses and other                            504,755          (419,803)          575,233
      Accounts payable and accrued expenses                 (88,013)        6,290,611         5,366,781
      Accrued interest                                    5,173,745           418,338           166,353
      Deposits and other                                      5,843           (74,173)         (458,131)
                                                       ------------       -----------      ------------
  Net cash provided by operating activities               6,098,592         8,572,118         7,858,421
                                                       ------------       -----------      ------------
Cash flows from investing activities:
    Acquisitions                                                 --       (41,200,514)      (45,580,199)
    Capital expenditures                                 (2,570,985)       (6,242,598)       (9,375,075)
    Purchase of intangible assets                        (2,334,656)       (1,758,727)       (3,039,309)
    Cash acquired from acquisitions                             --                --         4,061,082
    Payments of programming rights                       (1,233,777)       (1,830,903)       (2,584,241)
    Proceeds from sale of cable system                           --                --         6,945,270
    Other                                                  (250,000)               --                --
                                                       ------------       -----------      ------------
  Net cash used for investing activities                (6,389,418)      (51,032,742)      (49,572,472)
                                                       ------------       -----------      ------------
Cash flows from financing activities:
    Proceeds from long-term debt                         81,455,919                --                --
    Repayments of long-term debt                        (48,063,692)         (103,639)         (213,612)
    Borrowings on revolving credit facilities             2,591,335        41,400,000           526,250
    Repayments of revolving credit facilities            (2,591,335)      (11,800,000)     (124,326,250)
    Contributions by parent                                      --                --       166,685,569
    Net proceeds from borrowings from affiliates                 --                --         9,845,583
    Restricted cash                                      (9,881,198)        9,881,198                --
    Debt issuance costs                                  (3,974,454)         (304,237)       (1,885,630)
    Capital lease repayments                               (155,406)         (267,900)         (324,322)
    Contributions by Partners                                    --           105,413                --
    Distributions to Parent                             (12,500,000)               --                --
    Proceeds from issuance of common stock                4,000,000                --                --
                                                       ------------       -----------      ------------
  Net cash provided by financing activities              10,881,169        38,910,835        50,307,588
                                                       ------------       -----------      ------------
Net increase (decrease) in cash and cash equivalents     10,590,343        (3,549,789)        8,593,537
Cash and cash equivalents, beginning of year              1,376,224        11,966,567         8,416,778
                                                       ------------       -----------      ------------
Cash and cash equivalents, end of year                  $11,966,567       $ 8,416,778       $17,010,315
                                                       ============       ===========      ============

             See accompanying notes to combined financial statements

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   The Company:

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose direct subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT") and PST Holdings, Inc. ("PSTH"). PBT, together with its subsidiaries, own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB"). PCT, together with its subsidiaries, own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PSTH, together with its subsidiaries, provide direct broadcast satellite television ("DBS") services to customers in certain rural areas which encompass portions of twenty-seven states.

         Prior to October 8, 1996, the Company was a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH"). Effective October 8, 1996, the Company became a direct subsidiary of Pegasus Communications Corporation ("PCC") as a result of PCC's initial public offering (the "Initial Public Offering") of its Class A Common Stock. On December 30, 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly owned subsidiary of PCC.

         In July 1997, the Company transferred the stock of Pegasus Satellite Television, Inc. ("PST"), which provided DBS services to customers in the New England area, to a newly formed subsidiary of the Company, PSTH. PSTH transferred the PST stock to Pegasus Satellite Holdings, Inc. ("PSH"), a subsidiary of PCC, in exchange for $27.8 million of preferred equity in PSH (the "PST/PSH Exchange").

         In October 1997, the Company acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories. As a result of the Subsidiaries Combination, the Company is the direct or indirect parent of all of PCC's subsidiaries that operate the TV, DBS and cable businesses.

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying combined financial statements include the accounts of Pegasus and all of its subsidiaries or affiliates and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated.

         PDC, a subsidiary of PCC, provides capital for various satellite initiatives such as subscriber acquisitions costs. The accounts of PDC have been included in the accompanying combined financial statements since subscriber acquisition costs are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Long-Lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs, including material, labor and overhead costs of the hookup are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

         Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

           Reception and distribution facilities......     7 to 11 years
           Transmitter equipment......................     5 to 10 years
           Equipment, furniture and fixtures..........     5 to 10 years
           Building and improvements..................    12 to 39 years
           Vehicles...................................      3 to 5 years

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

         Amortization of Intangible Assets is computed using the straight-line method based upon the following lives:

           Broadcast licenses.........................       40 years
           Network affiliation agreements.............       40 years
           Goodwill...................................       40 years
           DBS rights.................................       10 years
           Other intangibles..........................  2 to 14 years
           Subscriber acquisition costs...............        1 year

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Financial Instruments:

         The Company uses interest rate cap contracts for the purpose of hedging interest rate exposures, which involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The amounts to be paid or received are accrued as interest rates change and recognized over the life of the contracts as an adjustment to interest expense. Gains and losses realized from the termination of interest rate hedges are recognized over the remaining life of the hedge contract. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. The Company had no such instruments at December 31, 1997.

Revenue:

         The Company operates in growing segments of the media and communications industries: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its broadcast operations when advertising spots are broadcast.

Barter Programming:

     The Company obtains a portion of its TV programming, including pre-sold advertisements, through its network affiliation agreements with Fox, UPN and WB, and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company received payments from Fox, which totaled approximately $215,000 and $73,000 in 1995 and 1996, respectively. The Company received no such payments in 1997.

     For running independent producers' programming, the Company received no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the pre-sold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying combined statements of operations.

Subscriber Acquisition Costs:

         The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no contract is obtained.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled approximately $613,000, $975,000 and $2.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.3 million, $1.5 million and $1.7 million is included in programming expense for the years ended December 31, 1995, 1996 and 1997, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

         The Company has entered into agreements totaling $6.6 million as of December 31, 1997 for film rights and programs that are not yet available for showing at December 31, 1997 and, accordingly, are not recorded by the Company. At December 31, 1997, the Company has commitments for future program rights of approximately $1.7 million, $1.0 million, $417,000, $123,000 and $15,000 in
1998, 1999, 2000, 2001 and 2002, respectively.

Income Taxes:

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach, whereby deferred tax assets and liabilities are recorded to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, L.P., a subsidiary of PCT, is treated as a partnership for federal and state income tax purposes, but taxed as a corporation for Puerto Rico income tax purposes.

Earnings Per Share:

         The Company has adopted SFAS No. 128 "Earnings Per Share" issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not significantly impact previously reported earnings per share amounts.

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of December 31, 1995, 1996 and 1997 the Company had no significant concentrations of credit risk.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

New Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement table that is displayed with the same prominence as other financial statements. SFAS 131 requires that all public business enterprises report information about operating segments, as well as specific revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. These new standards, which are effective for the fiscal year ending December 31, 1998, will not have a significant impact on the Company.

3.   Property and Equipment:

         Property and equipment consist of the following:

                                                        December 31,        December 31,
                                                            1996                1997
                                                      ----------------    ---------------
      Land...........................................        $822,298           $907,712
      Reception and distribution facilities..........      29,140,040         27,012,297
      Transmitter equipment..........................      11,450,339         15,113,116
      Building and improvements......................       1,467,956          2,208,163
      Equipment, furniture and fixtures..............       1,199,563          2,661,743
      Vehicles.......................................         765,689            983,256
      Other equipment................................       2,265,925          2,612,332
                                                         ------------      -------------
                                                           47,111,810         51,498,619
      Accumulated depreciation.......................     (23,288,321)       (24,115,906)
                                                         ------------      -------------
      Net property and equipment.....................     $23,823,489        $27,382,713
                                                         ============      =============

         Depreciation expense amounted to $4.1 million, $5.1 million and $5.4 million for the years ended December 31, 1995, 1996 and 1997, respectively.

4.   Intangibles:

         Intangible assets consist of the following:

                                                         December 31,        December 31,
                                                             1996                1997
                                                       ----------------    ---------------
      Goodwill.......................................     $28,490,035         $28,490,035
      Franchise costs................................      35,972,374          35,332,755
      Broadcast licenses & affiliation agreements....      14,930,324          15,094,212
      Deferred financing costs.......................       4,020,665           6,934,088
      Subscriber acquistion                                 1,183,002           5,787,156
      costs......................................
      DBS rights.....................................       4,832,160         203,379,952
      Consultancy & non-compete agreements...........       2,700,000           6,010,838
      Organization & other deferred costs............       6,269,953           8,529,281
                                                         ------------        ------------
                                                           98,398,513         309,558,317
      Accumulated amortization.......................     (15,898,207)        (37,393,947)
                                                         ------------        ------------
      Net intangible assets..........................     $82,500,306        $272,164,370
                                                         ============        ============

                                      F-11

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

4.   Intangibles (continued):

         Amortization expense amounted to $4.6 million, $5.4 million and $12.4 million for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Company's intangible assets increased primarily due to the net $178 million increase in DBS rights and other intangibles acquired in the Subsidiaries Combination and the $21 million increase in DBS rights and other intangibles related to the four acquisitions completed by the Company during the fourth quarter of 1997 (see footnote 11 - Acquisitions and Disposition).

5.   Common Stock:

         At December 31, 1996 and 1997 common stock consists of the following:

           Pegasus Class A common stock, $0.01 par value; 230,000 shares
               authorized; 161,500 issued and outstanding..............   $1,615
           Pegasus Class B common stock, $0.01 par value; 20,000 shares
               authorized; 8,500 issued and outstanding,...............       85
                                                                          ======
               Total common stock......................................   $1,700
                                                                          ======

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 6 -Long-Term Debt).


6.   Long-Term Debt:

                                                                     December 31,           December 31,
         Long-term debt consists of the following :                       1996                   1997
                                                                     ----------------       ----------------
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $3,412,222 and $3,018,003
    as of December 31, 1996 and December 31, 1997, respectively..      $81,587,778            $81,981,997
Senior  seven-year  $50.0 million  revolving credit facility, payable by Pegasus,  interest at the Company's  option at
    either the bank's  prime rate plus an  applicable  margin
    or LIBOR plus an applicable margin...........................       29,600,000                -
Senior six-year  $180.0 million  revolving  credit  facility, payable by Pegasus,  interest at the Company's  option at
    either the bank's base rate plus an applicable  margin or
    LIBOR plus an applicable margin..............................          -                      -
Mortgage payable, due 2000, interest at 8.75%....................          498,468                477,664
Note payable, due 1998, interest at 10%..........................        3,050,000              3,050,000
Sellers' notes, various maturities and interest rates............          277,130              7,171,621
Capital leases and other.........................................          497,819                626,794
                                                                     -------------          -------------
                                                                       115,511,195             93,308,076
Less current maturities....................................                355,585              6,328,463
                                                                     -------------          -------------
Long-term debt.............................................           $115,155,610            $86,979,613
                                                                     =============          =============

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6.   Long-Term Debt (continued):

         In July 1995, Pegasus sold 85,000 units consisting of $85.0 million in aggregate of 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of Pegasus' Class B Common Stock (the "Note Offering"). The Class B Common
Stock was subsequently exchanged for an aggregate of 191,775 shares of PCC's Class A Common Stock. A portion of the proceeds from the Note Offering were used to repurchase $26.0 million of notes for $13.0 million, resulting in an extraordinary gain of approximately $10.2 million on the refinancing transaction, net of expenses of $2.8 million.

         In November 1995, Pegasus exchanged its Series B Notes for the
Series A Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of Pegasus.

         In August 1996, in conjunction with the acquisition of the WTLH Tallahassee, Florida FCC license and Fox affiliation agreement, the Company incurred indebtedness of $3.1 million.

         In August 1996, the Company entered into a $50.0 million seven-year senior revolving credit facility (the "Old Credit Facility"), which was collateralized by substantially all of the assets of Pegasus and its subsidiaries. Deferred financing fees relating to a retired $10.0 million revolving credit facility were written off, resulting in an extraordinary loss of approximately $251,000 on the refinancing transaction. Outstanding balances under the Old Credit Facility were repaid by PCC. Concurrently with the closing of the New Credit Facility (as defined), obligations of the Old Credit Facility were satisfied in full and commitments thereunder were terminated. Deferred financing fees relating to the Old Credit Facility were written off, resulting in an extraordinary loss of approximately $460,000 on the refinancing transaction.

         In October 1997, PCC completed an offering of its Senior Notes ("the Senior Notes Offering"). A portion of the proceeds from the Senior Notes Offering were used to retire an existing $130.0 million credit facility (the "PSH Credit Facility"). The PSH Credit Facility was financed with the New Credit Facility. Deferred financing fees relating to the PSH Credit Facility were written off, resulting in an extraordinary loss of approximately $1.2 million on the refinancing transaction.

         In December 1997, the Company entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of Pegasus and its subsidiaries. Interest on the New Credit Facility is, at the Company's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding under the New Credit Facility at December 31, 1997.


         At December 31, 1997, maturities of long-term debt and capital leases are as follows:

                      1998                           $6,328,463
                      1999                            1,899,952
                      2000                            1,925,484
                      2001                            1,120,525
                      2002                               51,655
                      Thereafter                     81,981,997
                                                    ===========
                                                    $93,308,076
                                                    ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

7.   Net Income Per Share:

Calculation of basic and diluted net income per share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per share:

                                                                  1995                1996                 1997
                                                                  ----                ----                 ----
       Net income (loss)                                       $1,638,386         ($9,526,954)        ($10,918,772)
                                                               ==========         ===========         ============

       Weighted average shares outstanding                        165,692             170,000              170,000
                                                               ==========         ===========         ============
       Total shares used for  calculation of basic net
       income per share                                           165,692             170,000              170,000

       Stock options                                              -                   -                    -
                                                               ----------         -----------         ------------
       Total  shares used for  calculation  of diluted
       net income per share                                       165,692             170,000              170,000
                                                               ==========         ===========         ============

     There are no securities that have not been issued and are antidilutive.

8.   Leases:

         The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2005. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $503,000, $686,000 and $896,000, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                    1996               1997
                                                    ----               ----
       Equipment, furniture and fixtures......    $174,637           $676,679
       Vehicles...............................     446,372            516,642
                                                 ----------       ------------
                                                   621,009          1,193,321
       Accumulated depreciation...............    (216,575)          (508,305)
                                                 ==========       ============
       Total..................................    $404,434           $685,016
                                                 ==========       ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

8.   Leases (continued):

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1997 are as follows:

                                                                 Operating               Capital
                                                                   Leases                 Leases
                                                                 ---------               -------
       1998..........................................              $469,846               $252,887
       1999..........................................               380,366                177,925
       2000..........................................               331,283                158,988
       2001..........................................               248,206                135,137
       2002..........................................               143,958                 50,508
       Thereafter....................................                59,154                 -
                                                                 ----------             ----------
       Total minimum payments........................            $1,632,813                775,445
                                                                 ==========
       Less:  amount representing interest...........                                      148,651
                                                                                        ==========
       Present  value of net  minimum  lease  payments
           including current maturities of $194,416                                       $626,794
                                                                                        ==========

9.   Income Taxes:

         The following is a summary of the components of income taxes from operations:

                                                                  1995               1996               1997
                                                                  ----               ----               ----
                Federal - deferred........................       $23,000          ($169,000)
                State and local - current.................         7,000             49,000           $200,000
                                                                 -------          ---------           --------
                   Provision (benefit) for income taxes...       $30,000          ($120,000)          $200,000
                                                                 =======          =========           ========

         The deferred income tax assets and liabilities recorded in the combined balance sheets at December 31, 1996 and 1997 are as follows:

                                                                                    1996               1997
                                                                                    ----               ----
               Assets:
                   Receivables................................................      $47,887            $73,547
                   Excess of tax basis over book basis from tax gain
                       recognized upon incorporation of subsidiaries..........    1,890,025          1,890,025
                   Loss carryforwards.........................................   14,197,578         18,046,889
                   Other......................................................      870,305            870,305
                                                                                -----------        -----------
                        Total deferred tax assets.............................   17,005,795         24,824,561
               Liabilities:
                   Excess of book basis over tax basis of property, plant
                       and equipment..........................................   (1,754,621)        (1,938,899)
                   Excess of book basis over tax basis of amortizable
                       intangible assets......................................   (4,616,997)        (5,695,313)
                                                                                -----------        -----------
                       Total deferred tax liabilities.........................   (6,371,618)        (7,634,212)
                                                                                -----------        -----------
                   Net deferred tax assets....................................   10,634,177         13,246,554
                        Valuation allowance...................................  (10,683,639)       (13,296,554)
                                                                                -----------        -----------
                   Net deferred tax liabilities...............................     ($49,462)          ($50,000)
                                                                                ===========        ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

9.   Income Taxes (continued):

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1997, which may not be utilized.

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $53.1 million which are available to offset future taxable income and expire through 2017.

         A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                                   1995             1996              1997
                                                                   ----             ----              ----
          U.S. statutory federal income tax rate.............     34.00%           34.00%            34.00%
          Foreign net operating loss.........................     27.09             1.73                -
          Valuation allowance................................    (61.46)          (36.92)           (34.38)
          Other..............................................       -                -                1.43
                                                                -------          -------           -------
          Effective tax rate.................................     (0.37%)          (1.19%)            1.05%
                                                                =======          =======           =======

10.   Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                          Years ended December 31,
                                                                  1995              1996              1997
                                                              --------------    --------------    --------------
          Barter revenue and related expense.............       $5,110,662        $6,337,220        $7,520,000
          Acquisition of program rights and assumption
               of related program payables...............        1,335,275         1,140,072         3,452,779
          Acquisition of plant under capital leases......          121,373           312,578           501,907
          Redemption of minority interests and related
               receivable................................          246,515           -                 -
          Execution of license agreement option..........          -               3,050,000           -
          Capital contribution and related incentive
               compensation expense/ accrued
               expense...................................          -                 -               1,212,065
          Capital contribution and related acquisition
               of intangibles............................          -                 -              51,442,941
          Notes payable and related acquisition of
               intangibles...............................          -                 -               2,185,622

         For the years ended December 31, 1995, 1996 and 1997 the Company paid cash for interest in the amount of $3.6 million, $12.0 million and $12.2 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1995, 1996 and 1997.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


11.   Acquisitions and Disposition:

         In January 1996, PCH, then the parent of the Company, acquired all of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI was approximately $11.7 million of which $1.5 million was allocated to fixed and tangible assets and $10.2 million to intangible assets. In June 1996, PCH acquired the FCC license of WPXT for aggregate consideration of $3.0 million. PCH immediately transferred the ownership of the license to the Company.

         Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc., Tallahassee, Florida and certain of its affiliates for approximately $5.0 million, except for the FCC license and Fox affiliation agreement. Additionally, the Company entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with the licensee of WTLH. In August 1996, the Company exercised its rights and recorded $3.1 million in intangible assets and long term debt. The aggregate purchase price of WTLH, Inc. and the related FCC licenses and Fox affiliation agreement was approximately $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. In addition, PCH granted the sellers of WTLH a warrant to purchase $1.0 million of stock of one of its subsidiaries at $14.00 per share.
The warrant expired in February 1997.

         Effective August 29, 1996, the Company acquired all of the assets of Dom's Tele-Cable, Inc. ("Dom's) for approximately $25.0 million in cash and $1.0 million in assumed liabilities. Dom's owned and operated cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system. The aggregate purchase price of the principal assets of Dom's amounted to $26.0 million of which $4.7 million was allocated to fixed and tangible assets and $21.3 million to various intangible assets.

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

         Effective October 21, 1997, upon consummation of PCC's Senior Notes Offering, the Company acquired the assets of PSH, which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories (the "Shares"), in the Subsidiaries Combination. The aggregate purchase price for the Shares was approximately $218.2 million and consisted of $85.6 million in cash, the redemption and cancellation of the $27.8 million of preferred equity in PSH acquired in the PST/PSH Exchange and the assumption of approximately $104.8 million in assumed liabilities. At October 21, 1997, PSH's subsidiaries provided DBS services to customers in certain rural areas which encompassed portions of twenty-six states.

         Effective October 31, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets and liabilities in exchange for approximately $6.4 million in cash and 397,035 shares of PCC's Class A Common Stock.

         As of November 7, 1997 the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Minnesota, Utah and Wyoming and the related assets in exchange for approximately $3.1 million in cash, $147,000 in assumed liabilities, a $1.7 million note, payable over two years, and a $446,000 note due November 2000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11.   Acquisitions and Disposition:

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above TV stations, DBS territories and cable system had been acquired or sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to December 31, 1997.

                                                                               Years Ended December 31,
                                                                               ------------------------
                   (in thousands, except earnings per share)                          (unaudited)
                                                                              1996                  1997
                                                                              ----                  ----
             Net revenues  .....................................            $83,800              $104,207
                                                                           --------              --------
             Operating loss  ...................................           ($11,512)             ($15,104)
                                                                           --------              --------
             Net loss before extraordinary item ................           ($33,474)             ($34,903)
                                                                           --------              --------
             Net loss per share before extraordinary item ......           ($196.91)             ($205.31)
                                                                           ========              ========

12.    Financial Instruments:

         The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                                 1996                               1997
                                                                 ----                               ----
                    (in thousands)                    Carrying           Fair            Carrying           Fair
                                                       Value             Value            Value             Value
                                                       -----             -----            -----             -----
        Long-term debt, including current portion    $ 115,511         $ 125,723         $ 93,308          $ 108,651

     Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

     All other financial instruments are stated at cost which approximates fair market value.

13.  Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

14.  Other Events:

         In August 1997, the Company commenced operations of TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         In October 1997, the Company commenced operations of TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under a LMA.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

15.  Related Party and Affiliate Transactions:

         Effective October 31, 1997, the Company acquired DIRECTV distribution rights for certain rural areas of Georgia and related assets (the "ViewStar DBS Acquisition") from ViewStar Entertainment Services, Inc. ("ViewStar"). Prior to the acquisition, Donald W. Weber, a director of Pegasus, was the President and Chief Executive Officer of ViewStar and together with his son owned approximately 73% of the outstanding stock of ViewStar. The ViewStar DBS Acquisition was effected through a merger of ViewStar into a subsidiary of Pegasus. The purchase price of the ViewStar DBS Acquisition consisted of approximately $6.4 million in cash and 397,035 shares of PCC's Class A Common Stock. The acquisition involved the execution of noncompetition agreements by Mr. Weber and his son and the execution of a shareholders agreement (which included the granting of certain registration rights on the shares of PCC's Class A Common Stock issued in connection with the acquisition).

     The Company reimburses various affiliates for corporate expenses relating to certain administrative and accounting services, billing and programming services and the reimbursement of expenses incurred therewith. For the years ended December 31, 1995, 1996 and 1997, the fees and expenses were approximately $1.8 million, $2.0 million and $1.6 million, respectively.

         Other related party transaction balances at December 31, 1996 and 1997 are as follows:

                                                       1996           1997
                                                      ------         ------
       Accounts payable and accrued expenses.....   $4,533,725     $5,759,979
       Advances from affiliates..................        -         $9,845,583

         In 1996, PCC repaid $3.0 million on the Company's Old Credit Facility. Additionally, PCC paid $1.5 million of accrued management fees on the Company's behalf. Both payments were made from the proceeds of PCC's Initial Public Offering.

         In 1997, PCC advanced the Company $9.8 million to fund various DBS acquisitions. The advances bear interest at a rate of 4% and are short-term in nature. Additionally, PCC made contributions to the Company in 1997 totaling $219.3 million in connection with repayment of outstanding balances on the Company's Old Credit Facility (see footnote 6 - Long-Term Debt), the Subsidiaries Combination and other acquisitions (see footnote 11 - Acquisitions and Disposition) and stock incentive compensation.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Industry Segments:

         The Company operates in growing segments of the media and communications industries: multichannel television (DBS and Cable) and broadcast television (TV). TV consists of five Fox-affiliated television stations, one of which also simulcasts its signal in Hazelton and Williamsport, Pennsylvania, one UPN-affiliated television station and two WB-affiliated television stations, one of which is pending launch. Cable and DBS consist of providing cable television services and direct broadcast satellite television services, respectively, in twenty-seven states and Puerto Rico, as of December 31, 1997. Information regarding the Company's business segments in 1995, 1996, and 1997 is as follows (in thousands):

                                         TV             DBS            Cable             Combined
                                         --             ---            -----             --------
1995
   Revenues                           $  19,973      $   1,469       $   10,606         $   32,049
   Operating income (loss)                1,942           (772)          (1,243)               (73)
   Identifiable assets                   45,806          6,922           42,689             95,417
   Incentive compensation                   415              9              104                528
   Corporate expenses                     1,046            135              590              1,770
   Depreciation & amortization            2,591            719            5,364              8,674
   Capital expenditures                   1,403            216              953              2,571

1996
   Revenues                           $  28,488      $   4,213       $   13,496         $   46,197
   Operating income (loss)                3,671           (798)              73              2,946
   Identifiable assets                   61,796          8,530           55,902            126,228
   Incentive compensation                   692             95              148                935
   Corporate expenses                     1,096            230              720              2,046
   Depreciation & amortization            4,162            873            5,458             10,493
   Capital expenditures                   2,300            859            3,084              6,243

1997
   Revenues                           $  31,726      $  17,990       $   16,688         $   66,404
   Operating income (loss)                5,152         (7,538)           1,514               (872)
   Identifiable assets                   62,370        224,850           51,703            338,923
   Incentive compensation                   298            440              181                919
   Corporate expenses                       748            322              549              1,619
   Depreciation & amortization            4,021          8,044            5,789             17,854
   Capital expenditures                   6,425             36            2,914              9,375

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

17.   Subsequent Events:

         As of January 7, 1998 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for approximately $1.9 million in cash and $32,000 in assumed liabilities.

         In January 1998, the Company entered into an agreement to sell its remaining New England cable systems for a purchase price of at least $28 million and not more than $31 million, based on the systems' location cash flow for the trailing 12 months prior to closing, multiplied by nine. The Company anticipates this transaction to close in the third quarter of 1998. The Company expects to report a one-time nonrecurring gain relating to this transaction.

         The Company has entered into fourteen letters of intent or definitive agreements to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and the related assets in exchange for approximately $52.9 million in cash, $10.3 million in promissory notes and $854,000 of PCC's Class A Common Stock.

18.  Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly-owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc. and PCT-CT, all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

18.  Subsidiary Guarantees (continued):

Condensed Combined Balance Sheets
(in thousands)

                                                     Guarantor       Non-guarantor
As of December 31, 1997                            Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                   ------------      -------------        -------        ------------
Assets:
Cash and cash equivalents                               $9,170             $2,511           $5,329
Accounts receivable, net                                13,074                  1
Other current assets                                     6,340                 64
                                                 -------------------------------------------------------------------------
  Total current assets                                  28,584              2,576            5,329

Property and equipment, net                             25,159              2,224
Intangible assets, net                                 263,039              3,416            5,709
Other assets                                             2,396                                  66
Investment in subsidiaries and affiliates                                                  270,212        ($270,212)
                                                 =========================================================================
  Total assets                                        $319,178             $8,216         $281,316        ($270,212)
                                                 =========================================================================

Liabilities and total equity:
Current portion of long-term debt                       $3,244             $3,084
Accounts payable                                         9,983              1,314
Other current liabilities                               17,748                831        ($14,102)           $14,102
                                                 -------------------------------------------------------------------------
  Total current                                         30,975              5,229         (14,102)            14,102
liabilities
Long-term debt                                         284,883              4,429           81,982         (284,314)
Other liabilities                                       13,062                307              546
                                                 -------------------------------------------------------------------------
 Total liabilities                                     328,920              9,965           68,426         (270,212)
Minority interest                                        3,000
Total equity (deficit)                                (12,742)            (1,749)          212,890
                                                 =========================================================================
  Total liabilities and equity                        $319,178             $8,216         $281,316        ($270,212)
                                                 =========================================================================

As of December 31, 1996
Assets:
Cash and cash equivalents                               $6,171               $807           $1,439
Accounts receivable, net                                 6,036                (5)
Other current assets                                     3,673                639                             ($317)
                                                 -------------------------------------------------------------------------
  Total current assets                                  15,880              1,441            1,439             (317)

Property and equipment, net                             21,293              2,530
Intangible assets, net                                  75,463              3,176            3,861
Other assets                                             1,462
Investment in subsidiaries and affiliates                                                   68,297          (68,297)
                                                 =========================================================================
  Total assets                                        $114,098             $7,147          $73,597         ($68,614)
                                                 =========================================================================

Liabilities and total equity:
Current portion of long-term debt                         $273                $83
Accounts payable                                         5,681                598             $149            ($317)
Other current liabilities                               11,079                369          (8,769)             8,818
                                                 -------------------------------------------------------------------------
  Total current                                         17,033              1,050          (8,620)             8,501
liabilities
Long-term debt                                         103,018              7,665           81,588          (77,115)
Other liabilities                                        2,237                307              161
                                                 -------------------------------------------------------------------------
 Total liabilities                                     122,288              9,022           73,129          (68,614)
Total equity (deficit)                                 (8,190)            (1,875)              468
                                                 =========================================================================
  Total liabilities and equity                        $114,098             $7,147          $73,597         ($68,614)
                                                 =========================================================================


                                                                       Pegasus
                                                     Pegasus         Development
As of December 31, 1997                             Subtotal         Corporation       Eliminations          Totals
                                                    --------         -----------       ------------          -------
Assets:
Cash and cash equivalents                             $17,010                                                 $17,010
Accounts receivable, net                               13,075                                                  13,075
Other current assets                                    6,404                                                   6,404
                                                 ---------------------------------------------------------------------
  Total current assets                                 36,489                                                  36,489

Property and equipment, net                            27,383                                                  27,383
Intangible assets, net                                272,164                                                 272,164
Other assets                                            2,462               $425                                2,887
Investment in subsidiaries and affiliates
                                                 =====================================================================
  Total assets                                       $338,498               $425                             $338,923
                                                 =====================================================================

Liabilities and total equity:
Current portion of long-term debt                      $6,328                                                  $6,328
Accounts payable                                       11,297                                                  11,297
Other current liabilities                              18,579                                                  18,579
                                                 ---------------------------------------------------------------------
  Total current                                        36,204                                                  36,204
liabilities
Long-term debt                                         86,980                                                  86,980
Other liabilities                                      13,915               ($1)                               13,914
                                                 ---------------------------------------------------------------------
 Total liabilities                                    137,099                (1)                              137,098
Minority interest                                       3,000                                                   3,000
Total equity (deficit)                                198,399                426                              198,825
                                                 =====================================================================
  Total liabilities and equity                       $338,498               $425                             $338,923
                                                 =====================================================================

As of December 31, 1996
Assets:
Cash and cash equivalents                              $8,417                                                  $8,417
Accounts receivable, net                                6,031                                                   6,031
Other current assets                                    3,995                                                   3,995
                                                 ---------------------------------------------------------------------
  Total current assets                                 18,443                                                  18,443

Property and equipment, net                            23,823                                                  23,823
Intangible assets, net                                 82,500                                                  82,500
Other assets                                            1,462                                                   1,462
Investment in subsidiaries and affiliates
                                                 =====================================================================
  Total assets                                       $126,228                                                $126,228
                                                 =====================================================================

Liabilities and total equity:
Current portion of long-term debt                        $356                                                    $356
Accounts payable                                        6,111                                                   6,111
Other current liabilities                              11,497                                                  11,497
                                                 ---------------------------------------------------------------------
  Total current                                        17,964                                                  17,964
liabilities
Long-term debt                                        115,156                                                 115,156
Other liabilities                                       2,705                                                   2,705
                                                 ---------------------------------------------------------------------
 Total liabilities                                    135,825                                                 135,825
Total equity (deficit)                                (9,597)                                                 (9,597)
                                                 =====================================================================
  Total liabilities and equity                       $126,228                                                $126,228
                                                 =====================================================================

                                      F-22

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

18. Subsidiary Guarantees (continued):

Condensed Combined Statements of Operations
For the Year ended December 31, 1996

(in thousands)
                                     Guarantor        Non-guarantor
                                    Subsidiaries       Subsidiaries        Pegasus      Eliminations
Total revenue                         $63,333             $3,171                           ($100)
Total operating expenses               61,158              2,015            $429            (100)
                                  ----------------------------------------------------------------------
Income (loss) from operations           2,175              1,156            (429)

Interest expense                       16,031                310           6,478         (10,223)
Other                                  (4,417)                                12
                                  ----------------------------------------------------------------------
Income (loss) before income
  taxes                                (9,439)               846          (6,919)         10,223
Provisions for income taxes               200
                                  ----------------------------------------------------------------------
Income (loss) before
  extraordinary item                   (9,639)               846          (6,919)         10,223
Extraordinary loss on
  extinguishment of debt                                                  (1,656)
                                  ----------------------------------------------------------------------
Net income (loss)                     ($9,639)              $846         ($8,575)        $10,223
                                  ======================================================================

[RESTUBED TABLE FOR ABOVE]

                                                          Pegasus
                                   Pegasus              Development
                                   Subtotal             Corporation     Eliminations     Totals
Total revenue                      $66,404                  $120           ($120)        $66,404
Total operating expenses            63,502                 3,894            (120)         67,276
                                 -----------------------------------------------------------------------
Income (loss) from operatons         2,902                (3,774)                           (872)

Interest expense                    12,596                                                12,596
Other                               (4,405)                                               (4,405)
                                 -----------------------------------------------------------------------
Income (loss) before income
  taxes                             (5,289)               (3,774)                         (9,063)
Provisions for income taxes            200                                                   200
                                 -----------------------------------------------------------------------
Income (loss) before
  extraordinary item                (5,489)               (3,774)                         (9,263)
Extraordinary loss on
  extinguishment of debt            (1,656)                                               (1,656)
                                 -----------------------------------------------------------------------
Net income (loss)                  ($7,145)              ($3,774)                       ($10,919)
                                 =======================================================================

Condensed Combined Statements of Operations
For the Year ended December 31, 1996

(in thousands)
                                     Guarantor        Non-guarantor
                                    Subsidiaries       Subsidiaries        Pegasus      Eliminations
Total revenue                         $43,394             $2,903                           ($100)
Total operating expenses               40,231              2,711            $409            (100)
                                  ----------------------------------------------------------------------
Income (loss) from operatons            3,163                192            (409)

Interest expense                       11,468                330           7,435          (6,795)
Other                                     215                               (311)
                                  ----------------------------------------------------------------------
Income (loss) before income
  taxes                                (8,520)              (138)         (7,533)          6,795
Provisions for income taxes              (120)
                                  ----------------------------------------------------------------------
Income (loss) before
  extraordinary item                   (8,400)              (138)         (7,533)          6,795
Extraordinary loss on
  extinguishment of debt                                                    (251)
                                  ----------------------------------------------------------------------
Net income (loss)                     ($8,400)             ($138)        ($7,784)         $6,795
                                  ======================================================================




                                                          Pegasus
                                   Pegasus              Development
                                   Subtotal             Corporation     Eliminations     Totals
Total revenue                      $46,197                                               $46,197
Total operating expenses            43,251                                                43,251
                                 -----------------------------------------------------------------------
Income (loss) from operatons         2,946                                                 2,946

Interest expense                    12,438                                                12,438
Other                                  (96)                                                  (96)
                                 -----------------------------------------------------------------------
Income (loss) before income
  taxes                             (9,396)                                               (9,396)
Provisions for income taxes           (120)                                                 (120)
                                 -----------------------------------------------------------------------
Income (loss) before
  extraordinary item                (9,276)                                               (9,276)
Extraordinary loss on
  extinguishment of debt              (251)                                                 (251)
                                 -----------------------------------------------------------------------
Net income (loss)                  ($9,527)                                              ($9,527)
                                 =======================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)


18. SUBSIDIARY GUARANTEES (CONTINUED):

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997
(IN THOUSANDS)

                                                                                                   Pegasus
                               Guarantor     Non-guarantor                            Pegasus    Development
                              Subsidiaries    Subsidiaries   Pegasus    Eliminations  Subtotal   Corporation  Eliminations  Totals
                              ------------   -------------   -------    ------------  --------   -----------  ------------  ------
Cash flows from opening
 activities:
Net income (loss)                (59,639)        $846        ($8,575)     $10,223     ($7,145)     ($3,774)                ($10,919)
Adjustments to reconcile
 net income (loss) to net
 cash provided by operating
 activities:
 Extraordinary gain on
  extinguishment of debt                                       1,656                    1,656                                 1,656
 Depreciation and amortization    16,438          987            429                   17,854                                17,854
 Program rights amortization       1,716                                                1,716                                 1,716
 Change in assets and liabilities:
  Accounts receivable             (4,497)                                              (4,497)                               (4,497)
  Accounts payable and accrued
   expenses                       14,410        1,178           (149)      (9,906)      5,533                                 5,533
  Prepaids and other                  39          569            (66)                     342         (425)                     117
 Other                           (10,236)        (720)         7,672         (317)     (3,601)          (1)                  (3,602)
                                 -------      -------         ------       ------     -------       ------         -------  -------
Net cash provided (used) by
operating activities              8,231        2,860            967                   12,058       (4,200)                   7,858

Cash flows from investing
 activities:
 Acquisitions                    (45,580)                                             (45,580)                              (45,580)
 Capital expenditures             (8,997)        (378)                                 (9,375)                               (9,375)
 Purchase of intangible assets      (219)        (543)        (2,277)                  (3,039)                               (3,039)
 Other                            93,422                     (85,000)                   8,422                                 8,422
                                 -------      -------         ------       ------     -------       ------         -------  -------
Net cash provided (used) by
 investing activities             38,626         (921)       (87,277)                 (49,572)                              (49,572)

Cash flows from financing
 activities:
 Proceeds from debt                                              526                      526                                   526
 Repayment of debt               (94,503)       (235)        (30,126)                 (124,64)                             (124,864)
 Other                            50,645                     119,800                  170,445        4,200                  174,645
                                 -------      -------         ------       ------     -------       ------         -------  -------

Net Cash provided (used) by
 financing activities            (43,858)       (235)         90,200                   46,107        4,200                   50,307

Net increase (decrease) in
 cash and cash equivalents         2,999       1,704           3,890                    8,593                                 8,593
Cash and cash equivalents,
 beginning of year                 6,171         807           1,439                    8,417                                 8,417
                                 -------      -------         ------       ------     -------       ------         -------  -------
Cash and cash equivalents,
 end of year                      $9,170      $2,511          $5,329                  $17,010                               $17,010
                                 =======      ======          ======       ======     =======       ======         =======  =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

19.   Quarterly Information (unaudited):

                                                                    Quarter Ended
                                                                    -------------
(in thousands)                            March 31,        June 30,       September 30,       December 31,
                                             1997            1997              1997               1997
                                          ---------        --------       -------------       ------------
1997
  Net revenues                         $  12,274          $  13,593       $  11,293           $   29,244
  Operating income before
    depreciation and amortization          3,544              4,449           3,670                5,320
  Income (loss) before
    extraordinary items                    1,811             (1,581)         (1,916)              (7,576)
  Net income (loss)                    $   1,811          $  (1,581)      $  (1,916)          $   (9,233)

Basic and diluted earnings per share:
  Operating income before
    depreciation and amortization      $   20.85          $   26.17       $   21.59           $    31.29
  Income (loss) before
    extraordinary items                    10.65              (9.30)         (11.27)              (44.57)
  Net income (loss)                    $   10.65          $   (9.30)      $  (11.27)          $   (54.31)

20.  Other Information (unaudited):

     As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash corporate expenses and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Indenture. Although Operating Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the DBS territories acquired in the Subsidiaries Combination, the four completed DBS acquisitions occurring in the fourth quarter of 1997 and the disposition of the New Hampshire cable system, as if such acquisitions/disposition occurred on January 1, 1997, Adjusted Operating Cash Flow would have been approximately $35.5 million, as follows:

                                                                                 Four Quarters
                                                                                      Ended
                                 (in thousands)                                December 31,1997
                                                                               --------------------
           Revenues                                                                 $108,393

           Direct operating expenses, excluding depreciation,
                 amortization and other non-cash charges                             71,285
                                                                               --------------------

           Income from operations before corporate expenses,
               depreciation, amortization and other non-cash charges                 37,108

           Corporate expenses                                                         1,619

                                                                               ====================
           Adjusted operating cash flow                                              $35,489
                                                                               ====================

                                             Coopers & Lybrand, L.L.P.
Coopers
&Lybrand                                     a professional services firm

                        REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Pegasus Media & Communications, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements take as a whole, presents fairly, in all material respects, the information required to be represented therein.


/s/ Coopers & Lybrand LLP
--------------------------

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

PEGASUS MEDIA & COMMUNICATIONS, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 1995, 1996 and 1997
(Dollars in thousands)



Description                       Balance at         Additions           Additions                                Balance at
                                  Beginning of       Charged To          Charged To                               End of
                                  Period             Expenses            Other Accounts        Deductions         Period
Allowance for Uncollectible
   Accounts Receivable
     Year 1995                   $        348       $        151         $      -             $        261 (a)   $       238
     Year 1996                   $        238       $        336         $      -             $        331 (a)   $       243
     Year 1997                   $        243       $        371         $      -             $        295 (a)   $       319


Valuation Allowance for
   Deferred Tax Assets
     Year 1995                   $      1,756       $      8,675         $      -             $          3,477   $     6,954
     Year 1996                   $      6,954       $      7,032         $      -             $          3,302   $    10,684
     Year 1997                   $     10,684       $      7,584         $      -             $          4,971   $    13,297

(a) Amounts written off, net of recoveries.