Form 10-Q
period 1998-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1998-05-14
CIK 948590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998
                                        --------------

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





Number of shares of each class of the registrant's common stock outstanding as of April 30, 1998:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                     PEGASUS MEDIA & COMMUNICATIONS, INC.

                                   Form 10-Q
                               Table of Contents
                 For the Quarterly Period Ended March 31, 1998

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information


         Item 1            Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1997 and March 31, 1998                                3

                           Combined Statements of Operations
                             Three months ended March 31, 1997 and 1998                          4

                           Combined Statements of Cash Flows
                             Three months ended  March 31, 1997 and 1998                         5

                           Notes to Combined Financial Statements                                6


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       14

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         19


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K                                      20

         Signature                                                                               21

                     Pegasus Media & Communications, Inc.
                            Combined Balance Sheets

                                                                      December 31,                 March 31,
                                                                         1997                        1998
                                                                    ------------------         ------------------
                                                                                                   (unaudited)
                                    ASSETS

Current  assets:
   Cash and cash equivalents                                          $17,010,315                $13,160,533
   Restricted cash                                                      -                            600,000
   Accounts receivable, less allowance for doubtful
    accounts of $319,000 and $218,000, respectively                    13,074,636                 11,112,124
   Program rights                                                       2,059,346                  1,782,617
   Inventory                                                              974,920                  1,134,410
   Deferred taxes                                                       2,602,453                  2,602,453
   Prepaid expenses and other                                             767,482                    906,463
                                                                   --------------              -------------
     Total current assets                                              36,489,152                 31,298,600

Property and equipment, net                                            27,382,713                 27,223,873
Intangible assets, net                                                272,164,370                282,332,631
Program rights                                                          2,262,299                  1,937,299
Deposits and other                                                        624,629                  2,624,629
                                                                   --------------              -------------

   Total assets                                                      $338,923,163               $345,417,032
                                                                   ==============              =============


                LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                   $6,328,463                 $1,943,549
   Accounts payable                                                    11,297,108                 11,556,786
   Accrued interest                                                     6,025,004                  2,984,666
   Accrued expenses                                                    11,134,589                 10,905,627
   Amounts due seller                                                      -                       2,261,790
   Current portion of program rights payable                            1,418,581                  1,106,673
                                                                   --------------              -------------
     Total current liabilities                                         36,203,745                 30,759,091

Long-term debt, net                                                    86,979,613                 95,617,207
Advances from affiliates                                                9,845,583                 15,536,574
Program rights payable                                                  1,416,446                  1,101,446
Deferred taxes                                                          2,652,454                  2,727,454
                                                                   --------------              -------------
    Total liabilities                                                 137,097,841                145,741,772

Commitments and contingent liabilities                                     -                          -

Minority interest                                                       3,000,000                  3,000,000

Common stockholder's equity:
   Class A common stock                                                     1,615                      1,615
   Class B common stock                                                        85                         85
   Additional paid-in capital                                         227,221,423                234,621,423
   Accumulated deficit                                                (28,397,801)               (37,947,863)
                                                                   --------------              -------------
     Total stockholder's equity                                       198,825,322                196,675,260
                                                                   --------------              -------------

   Total liabilities and stockholder's equity                        $338,923,163               $345,417,032
                                                                   ==============              =============




            See accompanying notes to combined financial statements

                     Pegasus Media & Communications, Inc.
                       Combined Statements of Operations




                                                            Three Months Ended March 31,
                                                      --------------------------------------
                                                           1997                    1998
                                                      ---------------        ---------------
                                                                   (unaudited)
Revenues:
    Broadcasting revenue,
       net of agency commissions                         $5,277,104              $5,342,118
    Barter programming revenue                            1,450,800               1,459,500
    Basic and satellite service                           4,767,472              18,026,471
    Premium services                                        565,472               2,808,766
    Other                                                   213,484               1,100,481
                                                      -------------             -----------
      Total revenues                                     12,274,332              28,737,336

Operating expenses:
    Barter programming expense                            1,450,800               1,459,500
    Programming                                           2,424,574              10,211,256
    General and administrative                            1,806,231               4,935,632
    Technical and operations                                966,795               1,074,775
    Marketing and selling                                 1,450,425               6,386,799
    Incentive compensation                                  254,875                 409,205
    Corporate expenses                                      376,254                 667,305
    Depreciation and amortization                         3,180,902               9,651,078
                                                      -------------             -----------
     Income (loss) from operations                          363,476              (6,058,214)

Interest expense                                         (3,152,964)             (3,383,810)
Interest income                                              44,137                  74,534
Other income (expenses), net                                 21,891                (107,572)
Gain on sale of cable system                              4,534,300              -
                                                      -------------             -----------
     Income (loss) before income taxes                    1,810,840              (9,475,062)
Provision for income taxes                                  -                        75,000
                                                      =============             ===========
    Net income (loss)                                    $1,810,840             ($9,550,062)
                                                      =============             ===========


Basic and diluted earnings per share:
    Net income (loss)                                        $10.65                 ($56.18)
                                                      =============             ===========
    Weighted average shares outstanding                     170,000                 170,000
                                                      =============             ===========





            See accompanying notes to combined financial statements

                     Pegasus Media & Communications, Inc.
                       Combined Statements of Cash Flows

                                                                                       Three Months Ended March 31,
                                                                                    ----------------------------------
                                                                                        1997                   1998
                                                                                    -----------             -----------
                                                                                             (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                               $1,810,840             ($9,550,062)
    Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities:
      Depreciation and amortization                                                  3,180,902               9,651,078
      Program rights amortization                                                      376,883                 601,129
      Accretion on discount of bonds                                                    98,376                  98,853
      Gain on sale of cable system                                                  (4,534,300)              -
      Bad debt expense                                                                  96,892                 272,379
      Change in assets and liabilities:
         Accounts receivable                                                          (405,784)              1,794,198
         Inventory                                                                     265,808                (159,490)
         Prepaid expenses and other                                                    136,289                (138,981)
         Accounts payable and accrued expenses                                       2,880,834                (135,455)
         Accrued interest                                                           (2,960,407)             (3,040,338)
         Capitalized subscriber acquisition costs                                     (382,867)              -
         Amounts due seller                                                          -                       2,261,790
         Deposits and other                                                            (32,906)             (2,000,000)
                                                                                   -----------             -----------
     Net cash provided (used) by operating activities                                  530,560                (344,899)
                                                                                   -----------             -----------

Cash flows from investing activities:
       Acquisitions                                                                  -                      (7,777,494)
       Capital expenditures                                                         (3,299,209)             (1,468,350)
       Purchase of intangible assets                                                  (879,915)               (741,049)
       Payments of programming rights                                                 (736,738)               (626,308)
       Proceeds from sale of cable system                                            7,028,250               -
                                                                                   -----------             -----------
     Net cash provided (used) by investing activities                                2,112,388             (10,613,201)
                                                                                   -----------             -----------

Cash flows from financing activities:
       Repayments of long-term debt                                                    (36,081)             (5,329,852)
       Borrowings on revolving credit facilities                                       526,250               -
       Repayments of revolving credit facilities                                   (30,126,250)              -
       Contributions by Parent                                                      30,126,250               7,400,000
       Net proceeds from borrowings from affiliates                                  -                       5,690,991
       Restricted cash                                                               -                        (600,000)
       Capital lease repayments                                                       (102,994)                (52,821)
                                                                                   -----------             -----------
    Net cash provided by financing activities                                          387,175               7,108,318
                                                                                   -----------             -----------

Net increase (decrease) in cash and cash equivalents                                 3,030,123              (3,849,782)
Cash and cash equivalents, beginning of year                                         8,416,778              17,010,315
                                                                                   -----------             -----------
Cash and cash equivalents, end of period                                           $11,446,901             $13,160,533
                                                                                   ===========             ===========




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

2.   Basis of Presentation:

         The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying combined financial statements include the accounts of Pegasus and all of its subsidiaries or affiliates and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated.

         The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period.

         PDC, a subsidiary of PCC, provides capital for various satellite initiatives such as subscriber acquisition costs. The accounts of PDC have been included in the accompanying combined financial statements since subscriber acquisition costs are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows.

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3.   Common Stock:

       At December 31, 1997 and March 31, 1998 common stock consists of the following:

        Pegasus Class A common stock, $0.01 par value; 230,000 shares
           authorized; 161,500 issued and outstanding...........................           $1,615
        Pegasus Class B common stock, $0.01 par value; 20,000  shares
           authorized; 8,500 issued and outstanding,............................               85
                                                                                      -----------
       Total common stock.......................................................           $1,700
                                                                                      ===========

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 4 - Long-Term Debt).


4.   Long-Term Debt:

                                                                      December 31,             March 31,
         Long-term debt consists of the following :                       1997                   1998
                                                                     ----------------       ----------------
Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of $3,018,003
    and $2,919,150 as of December 31, 1997 and March 31,
    1998, respectively............................................      $81,981,997            $82,080,850
Senior six-year $180.0 million revolving credit facility,
    payable by Pegasus, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin...............................          -                       -
Mortgage payable, due 2000, interest at 8.75%.....................          477,664                472,174
Note payable, due 1998, interest at 10%...........................        3,050,000                 -
Sellers' notes, various maturities and interest rates.............        7,171,621             14,397,259
Capital leases and other..........................................          626,794                610,473
                                                                        -------------          -------------
                                                                         93,308,076             97,560,756
Less current maturities...........................................        6,328,463              1,943,549
                                                                        -------------          -------------
Long-term debt....................................................      $86,979,613            $95,617,207
                                                                        =============          =============


         In December 1997, the Company entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of Pegasus and its subsidiaries. Interest on the New Credit Facility is, at the Company's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding under the New Credit Facility at December 31, 1997 and March 31, 1998.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

5.   Net Income (Loss) Per Share:

Calculation of Basic and Diluted Earnings Per Share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per share:

                                                             March 31,            March 31,
                                                               1997                 1998
                                                           -------------       --------------
     Net income (loss)                                      $1,810,840          ($9,550,062)
                                                           =============       ==============

     Weighted average shares outstanding                       170,000              170,000
                                                           =============       ==============


     For the three months ended March 31, 1997 and 1998, net income (loss) per share was determined by dividing net income (loss) by applicable shares outstanding. The total shares used for the calculation of basic and diluted net income (loss) per share were the same as there are no securities that have not been issued.

6.   Acquisitions:

         As of January 7, 1998, the Company acquired, from an independent DIRECTV(R) ("DIRECTV") provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $1.9 million, which consisted of $1.8 million in cash and $32,000 in assumed liabilities.

         As of March 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Texas and the related assets in exchange for total consideration of approximately $15.6 million, which consisted of $5.9 million in cash, $105,000 in assumed liabilities, a $9.4 million note, payable over four years; and $75,000 in cash and a $150,000 obligation, payable over two years, for consultancy and non-compete agreements.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to March 31, 1998.

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                   (in thousands, except earnings per share)                          (unaudited)
                                                                              1997                  1998
                                                                              ----                  ----
             Net  revenues  .  .  .  . . . . . . . . . . . . . . .           $24,981               $29,748
                                                                           ------------          ------------
             Operating  loss  .  . . . . . . . . . . . . . . . . .           ($5,386)              ($6,209)
                                                                           ------------         -------------
             Net loss before  extraordinary item . . . . . . . . .          ($11,155)              ($9,701)
                                                                           ------------         -------------
             Net  loss  per  share . . . . . . . . . . . . . . . .           ($65.62)              ($57.06)
                                                                           ============         =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued

7.   Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

8.   Other Events:

         In January 1998, the Company entered into an agreement to sell its remaining New England cable systems for a purchase price of at least $28 million and not more than $31 million, based on the systems' location cash flow for the trailing 12 months prior to closing, multiplied by nine. The Company anticipates this transaction to close in the third quarter of 1998. The Company expects to report a nonrecurring gain relating to this transaction.

         As of April 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of New Mexico and Texas and the related assets in exchange for total consideration of approximately $14.2 million, which consisted of $13.3 million in cash and 37,304 shares of PCC's Class A Common Stock (amounting to $900,000 at the time of issuance).

9.   Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc. and PCT-CT, all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Balance Sheets
(in thousands)

                                                    Guarantor        Non-guarantor
As of March 31, 1998                               Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                   ------------       ------------        -------        ------------
Assets:
Cash and cash equivalents                             $9,413             $2,871             ($24)
Accounts receivable, net                              11,132                (20)
Other current assets                                   6,333                 93
                                                 --------------------------------------------------------------------------------
  Total current assets                                26,878              2,944              (24)

Property and equipment, net                           24,917              2,277
Intangible assets, net                               274,904              3,170            4,259
Other assets                                           2,070                                  66
Investment in subsidiaries and affiliates                                                271,333         ($271,333)
                                                 --------------------------------------------------------------------------------
  Total assets                                      $328,769             $8,391         $275,634         ($271,333)
                                                 ================================================================================

Liabilities and total equity:
Current portion of long-term debt                     $1,914                $30
Accounts payable                                      10,020              1,537
Other current liabilities                             17,118                140         ($16,758)          $16,758
                                                 --------------------------------------------------------------------------------
  Total current liabilities                           29,052              1,707          (16,758)           16,758
Long-term debt                                       297,198              4,429           82,081          (288,091)
Other liabilities                                     14,986              3,989              369
                                                 --------------------------------------------------------------------------------
 Total liabilities                                   341,236             10,125           65,692          (271,333)
Minority interest                                      3,000
Total equity (deficit)                               (15,467)            (1,734)         209,942
                                                 --------------------------------------------------------------------------------
  Total liabilities and equity                      $328,769             $8,391         $275,634         ($271,333)
                                                 ================================================================================

As of December 31, 1997 Assets:
Cash and cash equivalents                             $9,170             $2,511           $5,329
Accounts receivable, net                              13,074                  1
Other current assets                                   6,340                 64
                                                 --------------------------------------------------------------------------------
  Total current assets                                28,584              2,576            5,329

Property and equipment, net                           25,159              2,224
Intangible assets, net                               263,039              3,416            5,709
Other assets                                           2,396                                  66
Investment in subsidiaries and affiliates                                                270,212         ($270,212)
                                                 --------------------------------------------------------------------------------
  Total assets                                      $319,178             $8,216         $281,316         ($270,212)
                                                 ================================================================================

Liabilities and total equity:
Current portion of long-term debt                     $3,244             $3,084
Accounts payable                                       9,983              1,314
Other current liabilities                             17,749                831         ($14,102)          $14,102
                                                 --------------------------------------------------------------------------------
  Total current liabilities                           30,976              5,229          (14,102)           14,102
Long-term debt                                       284,883              4,429           81,982          (284,314)
Other liabilities                                     13,061                307              546
                                                 --------------------------------------------------------------------------------
 Total liabilities                                   328,920              9,965           68,426          (270,212)
Minority interest                                      3,000
Total equity (deficit)                               (12,742)            (1,749)         212,890
                                                 --------------------------------------------------------------------------------
  Total liabilities and equity                      $319,178             $8,216         $281,316         ($270,212)
                                                 ================================================================================


                              [RESTUBBED TABLE]


                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Balance Sheets
(in thousands)

                                                                                Pegasus
As of March 31, 1998                                          Pegasus         Development
                                                             Subtotal         Corporation       Eliminations          Totals
Assets:                                                      --------         -----------       ------------          ------
Cash and cash equivalents                                     $12,260               $901                              $13,161
Accounts receivable, net                                       11,112                                                  11,112
Other current assets                                            6,426                600                                7,026
                                                            ------------------------------------------------------------------
  Total current assets                                         29,798              1,501                               31,299

Property and equipment, net                                    27,194                 30                               27,224
Intangible assets, net                                        282,333                                                 282,333
Other assets                                                    2,136              2,425                                4,561
Investment in subsidiaries and affiliates
                                                            ------------------------------------------------------------------
  Total assets                                               $341,461             $3,956                             $345,417
                                                            ==================================================================

Liabilities and total equity:
Current portion of long-term debt                              $1,944                                                  $1,944
Accounts payable                                               11,557                                                  11,557
Other current liabilities                                      17,258                                                  17,258
                                                            ------------------------------------------------------------------
  Total current liabilities                                    30,759                                                  30,759
Long-term debt                                                 95,617                                                  95,617
Other liabilities                                              19,344                $22                               19,366
                                                            ------------------------------------------------------------------
 Total liabilities                                            145,720                 22                              145,742
Minority interest                                               3,000                                                   3,000
Total equity (deficit)                                        192,741              3,934                              196,675
                                                            ------------------------------------------------------------------
  Total liabilities and equity                               $341,461             $3,956                             $345,417
                                                            ==================================================================

As of December 31, 1997 Assets:
Cash and cash equivalents                                     $17,010                                                 $17,010
Accounts receivable, net                                       13,075                                                  13,075
Other current assets                                            6,404                                                   6,404
                                                            ------------------------------------------------------------------
  Total current assets                                         36,489                                                  36,489

Property and equipment, net                                    27,383                                                  27,383
Intangible assets, net                                        272,164                                                 272,164
Other assets                                                    2,462               $425                                2,887
Investment in subsidiaries and affiliates
                                                            ------------------------------------------------------------------
  Total assets                                               $338,498               $425                             $338,923
                                                            ==================================================================

Liabilities and total equity:
Current portion of long-term debt                              $6,328                                                  $6,328
Accounts payable                                               11,297                                                  11,297
Other current liabilities                                      18,580                ($1)                              18,579
                                                            ------------------------------------------------------------------
  Total current liabilities                                    36,205                 (1)                              36,204
Long-term debt                                                 86,980                                                  86,980
Other liabilities                                              13,914                                                  13,914
                                                            ------------------------------------------------------------------
 Total liabilities                                            137,099                 (1)                             137,098
Minority interest                                               3,000                                                   3,000
Total equity (deficit)                                        198,399                426                              198,825
                                                            ------------------------------------------------------------------
  Total liabilities and equity                               $338,498               $425                             $338,923
                                                            ==================================================================


                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1998
(in thousands)

                                             Guarantor      Non-guarantor
                                           Subsidiaries      Subsidiaries        Pegasus        Eliminations
                                          -------------     -------------        -------        ------------
Total revenue                                $27,936             $826                               ($25)
Total operating expenses                      30,065              740              $144              (25)
                                         --------------------------------------------------------------------------

Income (loss) from operations                 (2,129)              86              (144)

Interest expense                               3,093               49             2,805           (2,563)
Other                                             13                                 (1)
                                         --------------------------------------------------------------------------
Income (loss) before income
  taxes                                       (5,235)              37            (2,948)           2,563
Provision for income taxes                        75
                                         --------------------------------------------------------------------------
Net income (loss)                            ($5,310)             $37           ($2,948)          $2,563
                                         ==========================================================================



                              [RESTUBBED TABLE]

                                                             Pegasus
                                            Pegasus         Development
                                           Subtotal         Corporation      Eliminations        Totals
                                           --------         -----------      ------------        ------
Total revenue                              $28,737              $328            ($328)          $28,737
Total operating expenses                    30,924             4,199             (328)           34,795
                                          -------------------------------------------------------------------

Income (loss) from operations               (2,187)           (3,871)                            (6,058)

Interest expense                             3,384                                                3,384
Other                                           12                21                                 33
                                          -------------------------------------------------------------------
Income (loss) before income
  taxes                                     (5,583)           (3,892)                            (9,475)
Provision for income taxes                      75                                                   75
                                          -------------------------------------------------------------------
Net income (loss)                          ($5,658)          ($3,892)                           ($9,550)
                                          ===================================================================

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1997
(in thousands)

                                              Guarantor      Non-guarantor
                                           Subsidiaries      Subsidiaries        Pegasus        Eliminations
                                           ------------      -------------       -------        ------------
Total revenue                                $11,561             $738                               ($25)
Total operating expenses                      11,152              684              $100              (25)
                                         ------------------------------------------------------------------------

Income (loss) from operations                    409               54              (100)

Interest expense                               3,880                2             1,822           (2,551)
Other                                         (4,610)                                 9
                                         ------------------------------------------------------------------------
Income (loss) before income
  taxes                                        1,139               52            (1,931)           2,551
Provision for income taxes
                                         ------------------------------------------------------------------------
Net income (loss)                             $1,139              $52           ($1,931)          $2,551
                                         ========================================================================


                              [RESTUBBED TABLE]


                                                               Pegasus
                                            Pegasus          Development
                                            Subtotal         Corporation      Eliminations        Totals
                                            --------         -----------      ------------        ------
Total revenue                                $12,274                                              $12,274
Total operating expenses                      11,911                                               11,911
                                         ---------------------------------------------------------------------

Income (loss) from operations                    363                                                  363

Interest expense                               3,153                                                3,153
Other                                         (4,601)                                              (4,601)
                                         ---------------------------------------------------------------------
Income (loss) before income
  taxes                                        1,811                                                1,811
Provision for income taxes
                                         ---------------------------------------------------------------------
Net income (loss)                             $1,811                                               $1,811
                                         =====================================================================

                     PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (continued):



Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1998
(in thousands)

                                                                  Guarantor     Non-guarantor
                                                                 Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                 ------------   -------------      -------      ------------
Cash flows from operating activities:
Net income (loss)                                                  ($5,310)           $37          ($2,948)        $2,563
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                      9,256            251              144
  Program rights amortization                                          601
  Change in assets and liabilities:
     Accounts receivable                                             1,794
     Accounts payable and accrued expenses                           2,118           (468)                         (2,563)
     Prepaids and other                                               (131)            (8)
  Other                                                              2,745            178           (2,734)
                                                                ----------------------------------------------------------------
Net cash provided (used) by operating activities                    11,073            (10)          (5,538)

Cash flows from investing activities:
   Acquisitions                                                     (7,778)
   Capital expenditures                                             (1,205)          (233)
   Purchase of intangible assets                                      (716)           (25)
   Other                                                              (811)                            185
                                                                ----------------------------------------------------------------
Net cash provided (used) by investing activities                   (10,510)          (258)             185

Cash flows from financing activities:
   Proceeds from debt
   Repayment of debt                                                (2,329)        (3,054)
   Other                                                             2,009          3,682
                                                                ----------------------------------------------------------------
Net cash provided (used) by financing activities                      (320)           628

Net increase (decrease) in cash and cash equivalents                   243            360           (5,353)
Cash and cash equivalents, beginning of year                         9,170          2,511            5,329

                                                                ----------------------------------------------------------------
Cash and cash equivalents, end of period                            $9,413         $2,871             ($24)
                                                                ================================================================

[TABLE RESTUBED]

                                                                          Pegasus
                                                           Pegasus      Development
                                                           Subtotal     Corporation    Eliminations      Totals
                                                           --------     -----------    ------------     --------
Cash flows from operating activities:
Net income (loss)                                          ($5,658)       ($3,892)                      ($9,550)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                              9,651                                        9,651
  Program rights amortization                                  601                                          601
  Change in assets and liabilities:
     Accounts receivable                                     1,794                                        1,794
     Accounts payable and accrued expenses                    (913)                                        (913)
     Prepaids and other                                       (139)        (2,000)                       (2,139)
  Other                                                        189             23                           212
                                                      ----------------------------------------------------------
Net cash provided (used) by operating activities             5,525         (5,869)                         (344)

Cash flows from investing activities:
   Acquisitions                                             (7,778)                                      (7,778)
   Capital expenditures                                     (1,438)           (30)                       (1,468)
   Purchase of intangible assets                              (741)                                        (741)
   Other                                                      (626)                                        (626)
                                                      ----------------------------------------------------------
Net cash provided (used) by investing activities           (10,583)           (30)                      (10,613)

Cash flows from financing activities:
   Proceeds from debt
   Repayment of debt                                        (5,383)                                      (5,383)
   Other                                                     5,691          6,800                        12,491
                                                      ----------------------------------------------------------
Net cash provided (used) by financing activities               308          6,800                         7,108

Net increase (decrease) in cash and cash equivalents        (4,750)           901                        (3,849)
Cash and cash equivalents, beginning of year                17,010                                       17,010

                                                      ----------------------------------------------------------
Cash and cash equivalents, end of period                   $12,260           $901                       $13,161
                                                      ==========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)



9.  Subsidiary Guarantees (continued):



Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1997
(in thousands)

                                                                  Guarantor     Non-guarantor
                                                                 Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                 ------------   -------------      --------     ------------
Cash flows from operating activities:
Net income (loss)                                                   $1,139           $52           ($1,931)        $2,551
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                      2,840           241               100
  Program rights amortization                                          377
  Change in assets and liabilities:
     Accounts receivable                                              (381)                                           (25)
     Accounts payable and accrued expenses                           2,490           106              (149)        (2,526)
     Prepaids and other                                               (402)          572               (67)
  Other                                                             (7,277)                          2,821
                                                                ---------------------------------------------------------------
Net cash provided (used) by operating activities                    (1,214)          971               774

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                             (3,018)         (281)
   Purchase of intangible assets                                       (55)          (20)             (805)
   Other                                                             6,291
                                                                ---------------------------------------------------------------
Net cash provided (used) by investing activities                     3,218          (301)             (805)

Cash flows from financing activities:
   Proceeds from debt                                                                                  526
   Repayment of debt                                                    61          (200)          (30,126)
   Other                                                               526                          29,600
                                                                ---------------------------------------------------------------
Net cash provided (used) by financing activities                       587          (200)

Net increase (decrease) in cash and cash equivalents                 2,591           470               (31)
Cash and cash equivalents, beginning of year                         6,171           807             1,439

                                                                ---------------------------------------------------------------
Cash and cash equivalents, end of period                            $8,762        $1,277            $1,408
                                                                ===============================================================

[RESTUBED TABLE]

                                                                          Pegasus
                                                           Pegasus      Development
                                                           Subtotal     Corporation    Eliminations      Totals
                                                           --------     -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                           $1,811                                       $1,811
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                              3,181                                        3,181
  Program rights amortization                                  377                                          377
  Change in assets and liabilities:
     Accounts receivable                                      (406)                                        (406)
     Accounts payable and accrued expenses                     (79)                                         (79)
     Prepaids and other                                        103                                          103
  Other                                                     (4,456)                                      (4,456)
                                                         -----------------------------------------------------------
Net cash provided (used) by operating activities               531                                          531

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                      (3,299)                                      (3,299)
   Purchase of intangible assets                               (880)                                        (880)
   Other                                                       6,291                                        6,291
                                                         -----------------------------------------------------------
Net cash provided (used) by investing activities               2,112                                        2,112

Cash flows from financing activities:
   Proceeds from debt                                            526                                          526
   Repayment of debt                                         (30,265)                                     (30,265)
   Other                                                      30,126                                       30,126
                                                         -----------------------------------------------------------
Net cash provided (used) by financing activities                 387                                          387

Net increase (decrease) in cash and cash equivalents           3,030                                        3,030
Cash and cash equivalents, beginning of year                   8,417                                        8,417

                                                         -----------------------------------------------------------
Cash and cash equivalents, end of period                     $11,447                                      $11,447
                                                         ===========================================================

           Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 12-21) of PCC's Proxy Statement/Prospectus dated April 14, 1998, filed as part of PCC's Registration Statement in Form S-4, File No. 333-44929 (the "Proxy Statement/Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Unless otherwise defined, all defined terms used herein have the same meaning as in the footnotes to the Combined Financial Statements included herein.

General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of March 31, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 154,000 subscribers in certain rural areas of 27 states in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems. Pegasus Broadcast Television owns and operates five TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate an additional TV station, which will be affiliated with WB and will commence operations in 1998.

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

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

         The Company's net revenues increased by approximately $16.5 million or 134% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased $16.4 million or 299% and Broadcast Television net revenues increased $85,000 or 1%. The net revenues increased as a result of (i) a $16.0 million or 1103% increase in DBS revenues of which $661,000 or 4% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $15.4 million or 96% resulted from acquisitions made in 1997 and 1998, (ii) a $366,000 or 9% increase in Cable revenues which was the net result of a $499,000 or 13% increase in same system revenues due primarily to rate increases and a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and
(iii) a $85,000 or 1% increase in TV revenues which was the net result of a $231,000 or 3% decrease in same station revenues, primarily as a result of revenues generated by the Super Bowl in the first quarter of 1997, and a $316,000 increase due to the two new stations launched on August 1, 1997 and October 17, 1997.

         The Company's total location operating expenses, as described above, before DBS subscriber acquisition costs increased by approximately $11.9 million or 150% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television pre-SAC location operating expenses increased $11.3 million or 339% and Broadcast Television location operating expenses increased $648,000 or 14%. The pre-SAC location operating expenses increased as a result of (i) a $11.0 million or 926% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $163,000 (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $10.8 million increase attributable to territories acquired in 1997 and 1998, (ii) a $268,000 or 13% increase in Cable operating expenses as the net result of a $334,000 or 16% increase in same system operating expenses due primarily to increases in programming costs and a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $648,000 or 14% increase in TV operating expenses as the result of a $105,000 or 2% increase in same station operating expenses and a $543,000 increase attributable to the two new stations launched on August 1, 1997 and October 17, 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled $4.2 million or $283 per gross subscriber addition for the three months ended March 31, 1998.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by approximately $154,000 or 60% for the three months ended March 31, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $291,000 or 77% for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $6.5 million or 203% for the three months ended March 31, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination and four completed acquisitions during 1997, and three completed acquisitions in the first quarter of 1998.

         As a result of these factors, the Company reported a loss from operations of $6.1 million for the three months ended March 31, 1998 as compared to income from operations of $364,000 for the same period in 1997.

         Interest expense increased by approximately $231,000 or 7% for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $9.6 million for the three months ended March 31, 1998 as compared to a net income of approximately $1.8 million for the same period in 1997. The $11.4 million change was the net result of an increase in the loss from operations of $6.4 million, an increase in interest expense of $231,000, an increase in the provision for income taxes of $75,000, an increase in other expenses of approximately $99,000 and a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and proceeds from public and private offerings. The Company's principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund investment in its TV and cable technical facilities and to fund DBS subscriber acquisition costs.

         Pre-SAC Location Cash Flow increased by $4.5 million or 105% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television Pre-SAC Location Cash Flow increased $5.1 million or 237% and Broadcast Television Location Cash Flow decreased $563,000 or 26%. Pre-SAC Location Cash Flow increased as a result of (i) a $5.0 million or 1903% increase in DBS Pre-SAC Location Cash Flow of which $498,000 or 10% was due to an increase in same territory Pre-SAC Location Cash Flow and $4.5 million or 90% was attributable to territories acquired in 1997 and 1998, (ii) a $98,000 or 5% increase in Cable Location Cash Flow which was the net result of a $165,000 or 9% increase in same system Location Cash Flow and a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and
(iii) a $563,000 or 26% decrease in TV Location Cash Flow as a result of a $336,000 or 15% decrease in same station Location Cash Flow, primarily as a result of the cash flow generated by the Super Bowl in the first quarter of 1997, and a $227,000 decrease attributable to the two new stations launched on August 1, 1997 and October 17, 1997.

         During the three months ended March 31, 1998, net cash provided by financing activities was approximately $7.1 million, which together with $17.0 million of cash on hand was used to fund operating activities of $345,000 and investing activities of $10.6 million. Financing activities consisted of $7.4 million of contributions by PCC, $5.7 million of borrowings from affiliates, repayment of approximately $5.4 million of long term debt and placing $600,000 in restricted cash to collateralize letters of credit. Investing activities consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) broadcast television transmitter, tower and facility uprades totaling approximately $981,000, (iii) payments of programming rights amounting to $626,000, and (iv) maintenance and other capital expenditures and intangibles totaling approximately $1.2 million. As of March 31, 1998, the Company's cash on hand approximated $13.2 million.

         As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the three completed DBS acquisitions occurring in the first quarter of 1998, as if such acquisitions occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $37.2 million, as follows:

                                                                                  Four Quarters
                                                                                      Ended
                                 (in thousands)                                   March 31,1998
                                                                                  -------------
           Revenues                                                                 $123,117

           Direct operating expenses, excluding depreciation,
                 amortization and other non-cash charges                              84,031
                                                                                  -------------

           Income from operations before incentive compensation,
               corporate expenses,  depreciation, amortization and
               other non-cash charges                                                 39,086

           Corporate expenses                                                          1,910
                                                                                  -------------

           Adjusted operating cash flow                                              $37,176
                                                                                  ==============

         The Indenture and the New Credit Facility contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and to pay dividends.

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

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company engages in discussions with respect to acquisition opportunities in media and communications on a regular basis. The Company believes that cash on hand, together with available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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

Capital Expenditures

         The Company's capital expenditures aggregated $9.4 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000 and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence programming of an additional station in 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

         Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers, such as commission and equipment subsidies, who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no new contract is obtained. The Company currently does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Other
         The Company has reviewed all of its system as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond March 31, 1998 relating to the Year 2000 issue are not expected to be significant.

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems to Avalon Cable of New England, LLC for a purchase price of at least $28 million and not more than $31 million.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the New Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels will require lender consent.

         The Company's revenues vary throughout the year. As is typical in the broadcast television industry, the Company's first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bears interest at a fixed rate.

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company has reviewed the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the implementation of the above standards is not expected to have any significant impact on its combined financial statements.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II.      Other Information


Item 6:  Exhibits and Reports on Form 8-K


(a) Exhibits

         Exhibit 27.1      Financial Data Schedule.

(b) Reports on Form 8-K

         On March 3, 1998, Pegasus filed a Current Report on Form 8-K dated January 16, 1998 reporting under Item 5 that the Company had entered into a definitive agreement to sell its New England cable systems to Avalon Cable of New England, LLC. No financial statements were filed with the Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pegasus Media & Communications, Inc.



Date May 14, 1998             By /s/ Robert N. Verdecchio
     -------------               -----------------------------------------------
                              Robert N. Verdecchio
                              Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)