Form 10-Q
period 1998-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1998-08-13
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998
                                        -------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           23-2778525
-------------------------------                           -------------
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
                                                     --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____





Number of shares of each class of the registrant's common stock outstanding as of July 31, 1998:

         Class A, Common Stock, $0.01 par value               161,500
         Class B, Common Stock, $0.01 par value                 8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1998


                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information


         Item 1            Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1997 and June 30, 1998                                 3

                           Combined Statements of Operations
                             Three months ended June 30, 1997 and 1998                           4

                           Combined Statements of Operations
                             Six months ended June 30, 1997 and 1998                             5

                           Combined Statements of Cash Flows
                             Six months ended June 30, 1997 and 1998                             6

                           Notes to Combined Financial Statements                                7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       16

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         22


Part II.  Other Information


         Item 5            Other Information                                                     23

         Item 6            Exhibits and Reports on Form 8-K                                      23



         Signature                                                                               24



                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                                December 31,              June 30,
                                                                    1997                   1998
                                                              -------------           --------------
                      ASSETS                                                            (unaudited)
Current  assets:
   Cash and cash equivalents                                  $  17,010,315            $  22,772,092
   Restricted cash                                                     --                    600,000
   Accounts receivable, less allowance for doubtful
    accounts of $319,000 and $221,000, respectively              13,074,636               14,077,882
   Program rights                                                 2,059,346                1,457,256
   Inventory                                                        974,920                1,883,484
   Deferred taxes                                                 2,602,453                2,602,453
   Prepaid expenses and other                                       767,482                1,005,521
                                                              -------------            -------------
     Total current assets                                        36,489,152               44,398,688

Property and equipment, net                                      27,382,713               27,844,436
Intangible assets, net                                          272,164,370              310,393,461
Program rights                                                    2,262,299                1,612,299
Deposits and other                                                  624,629                  624,629
                                                              -------------            -------------

   Total assets                                               $ 338,923,163            $ 384,873,513
                                                              =============            =============


                LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                          $   6,328,463            $   2,000,953
   Accounts payable                                               5,207,719                6,642,188
   Accrued interest                                               6,025,004                6,217,569
   Accrued satellite programming and fees                         6,089,389                4,408,359
   Accrued expenses                                              11,134,589               12,747,085
   Current portion of program rights payable                      1,418,581                  808,761
                                                              -------------            -------------
     Total current liabilities                                   36,203,745               32,824,915

Long-term debt, net                                              86,979,613              141,662,645
Advances from affiliates                                          9,845,583                     --
Program rights payable                                            1,416,446                  801,446
Deferred taxes                                                    2,652,454                2,777,454
                                                              -------------            -------------
    Total liabilities                                           137,097,841              178,066,460
                                                              -------------            -------------

Commitments and contingent liabilities                                 --                       --

Minority interest                                                 3,000,000                3,000,000
                                                              -------------            -------------

Common stockholder's equity:
   Class A common stock                                               1,615                    1,615
   Class B common stock                                                  85                       85
   Additional paid-in capital                                   227,221,423              248,643,636
   Accumulated deficit                                          (28,397,801)             (44,838,283)
                                                              -------------            -------------
     Total stockholder's equity                                 198,825,322              203,807,053
                                                              -------------            -------------

   Total liabilities and stockholder's equity                 $ 338,923,163            $ 384,873,513
                                                              =============            =============



             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations


                                                           Three Months Ended June 30,
                                                  ----------------------------------------
                                                       1997                        1998
                                                  ------------                ------------
                                                                  (unaudited)
Revenues:
    Basic and satellite service                   $  5,077,085                $ 21,714,378
    Premium services                                   561,427                   2,828,616
    Broadcasting revenue,
       net of agency commissions                     6,168,318                   6,809,541
    Barter programming revenue                       1,603,500                   1,787,200
    Other                                              182,473                   1,322,325
                                                  ------------                ------------
      Total revenues                                13,592,803                  34,462,060

Operating expenses:
    Barter programming expense                       1,603,500                   1,787,200
    Programming                                      2,633,038                  11,656,548
    General and administrative                       1,638,171                   5,569,626
    Technical and operations                           915,181                   1,012,775
    Marketing and selling                            1,791,368                   6,353,123
    Incentive compensation                             215,963                     521,453
    Corporate expenses                                 346,731                     770,797
    Depreciation and amortization                    2,981,125                  10,142,104
                                                  ------------                ------------
      Income (loss) from operations                  1,467,726                  (3,351,566)

Interest expense                                    (2,867,451)                 (3,438,181)
Interest income                                         37,856                      45,721
Other expenses, net                                   (168,745)                    (96,394)
    Loss before income taxes                        (1,530,614)                 (6,840,420)
Provision for income taxes                              50,000                      50,000
                                                  ------------                ------------
    Net loss                                      ($ 1,580,614)               ($ 6,890,420)
                                                  ============                ============



             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations

                                                               Six Months Ended June 30,
                                                    ----------------------------------------
                                                         1997                    1998
                                                    ------------                ------------
                                                                    (unaudited)

Revenues:
    Basic and satellite service                     $  9,844,557                $ 39,740,849
    Premium services                                   1,126,899                   5,637,382
    Broadcasting revenue,
       net of agency commissions                      11,445,422                  12,151,659
    Barter programming revenue                         3,054,300                   3,246,700
    Other                                                395,957                   2,422,806
                                                    ------------                ------------
      Total revenues                                  25,867,135                  63,199,396

Operating expenses:
    Barter programming expense                         3,054,300                   3,246,700
    Programming                                        5,057,612                  21,867,804
    General and administrative                         3,444,402                  10,505,258
    Technical and operations                           1,881,976                   2,087,550
    Marketing and selling                              3,241,793                  12,739,922
    Incentive compensation                               470,838                     930,658
    Corporate expenses                                   722,985                   1,438,102
    Depreciation and amortization                      6,162,027                  19,793,182
                                                    ------------                ------------
      Income (loss) from operations                    1,831,202                  (9,409,780)

Interest expense                                      (6,020,415)                 (6,821,991)
Interest income                                           81,993                     120,255
Other expenses, net                                      (63,874)                   (203,966)
Gain on sale of cable system                           4,451,320                        --
                                                    ------------                ------------
    Income (loss) before income taxes                    280,226                 (16,315,482)
Provision for income taxes                                50,000                     125,000
                                                    ------------                ------------
    Net income (loss)                               $    230,226                ($16,440,482)
                                                    ============                ============


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                                          Six Months Ended June 30,
                                                                  -----------------------------------------
                                                                       1997                       1998
                                                                  ------------                ------------
                                                                               (unaudited)
Cash flows from operating activities:
    Net income (loss)                                             $    230,226                ($16,440,482)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                                  6,162,027                  19,793,182
      Program rights amortization                                      781,125                   1,251,490
      Accretion on discount of bonds                                   196,872                     197,824
      Gain on sale of cable system                                  (4,451,320)                       --
      Bad debt expense                                                 188,387                     568,168
      Change in assets and liabilities:
         Accounts receivable                                        (1,427,055)                 (1,460,700)
         Inventory                                                      49,303                    (908,564)
         Prepaid expenses and other                                    286,945                    (238,039)
         Accounts payable and accrued expenses                       2,139,961                     651,696
         Accrued interest                                              178,438                     192,565
         Capitalized subscriber acquisition costs                     (700,520)                       --
         Deposits and other                                            (32,906)                       --
                                                                  ------------                ------------
    Net cash provided by operating activities                        3,601,483                   3,607,140
                                                                  ------------                ------------

Cash flows from investing activities:
       Acquisitions                                                       --                   (42,252,899)
       Capital expenditures                                         (5,097,948)                 (3,448,023)
       Purchase of intangible assets                                (1,491,687)                 (1,498,090)
       Payments of programming rights                               (1,287,725)                 (1,224,220)
       Proceeds from sale of cable system                            6,945,270                        --
                                                                  ------------                ------------
    Net cash used by investing activities                             (932,090)                (48,423,232)
                                                                  ------------                ------------

Cash flows from financing activities:
       Repayments of long-term debt                                   (110,768)                 (5,360,660)
       Borrowings on bank credit facilities                            526,250                  46,000,000
       Repayments of bank credit facilities                        (30,126,250)                       --
       Contributions by Parent                                      30,487,500                  20,522,254
       Net repayments of borrowings from affiliates                       --                    (9,845,583)
       Restricted cash                                                    --                      (600,000)
       Capital lease repayments                                       (161,883)                   (138,142)
                                                                 ------------                ------------
    Net cash provided by financing activities                          614,849                  50,577,869
                                                                  ------------                ------------

Net increase in cash and cash equivalents                            3,284,242                   5,761,777
Cash and cash equivalents, beginning of year                         8,416,778                  17,010,315
                                                                  ------------                ------------
Cash and cash equivalents, end of period                          $ 11,701,020                $ 22,772,092
                                                                  ============                ============







             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose direct subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), PST Holdings, Inc. ("PSTH") and Pegasus Satellite Development Corporation ("PSDC"). PBT, together with its subsidiaries, own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB"). PCT, together with its subsidiaries, own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PSTH, together with its subsidiaries, provide direct broadcast satellite television ("DBS") services to customers in certain rural areas in the United States. PSDC provides capital for various satellite initiatives such as subscriber acquisition costs.

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

         In October 1997, the Company acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of its DBS territories. As a result of the Subsidiaries Combination, the Company was the direct or indirect parent of all of PCC's subsidiaries that operate the TV, DBS and cable businesses. In April 1998, PCC acquired significant other DBS properties in a merger with Digital Television Services, Inc. ("DTS"). DTS and Pegasus are both direct subsidiariesof PCC and each of them operates in the DBS business.

2. Basis of Presentation:

                  The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the combined financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K for the year then ended. The accompanying combined financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated.

         PDC, a subsidiary of PCC, provided capital for various satellite initiatives such as subscriber acquisition costs from October 1, 1997 through March 31, 1998. The accounts of PDC have been included in the accompanying combined financial statements since subscriber acquisition costs are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3. Common Stock:

         At December 31, 1997 and June 30, 1998 common stock consists of the following:

Pegasus  Class A common  stock, $0.01 par value; 230,000 shares
    authorized; 161,500 issued and outstanding ................        $1,615
Pegasus Class B common stock, $0.01 par value; 20,000 shares
    authorized; 8,500 issued and outstanding ..................            85
                                                                       ======
    Total common stock ........................................        $1,700
                                                                       ======


         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 4 - Long-Term Debt).


4. Long-Term Debt:

                                                                                 December 31,        June 30,
         Long-term debt consists of the following:                                   1997              1998
                                                                                 -------------     ------------
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,018,003 and $2,820,179 as of December 31, 1997
    and June 30, 1998, respectively..........................................     $ 81,981,997     $ 82,179,821
Senior six-year $180.0 million revolving credit facility, payable by Pegasus, interest at the Company's option at either the bank's base rate plus an
    applicable margin or LIBOR plus an applicable margin ....................             --         46,000,000
Mortgage payable, due 2000, interest at 8.75% ...............................          477,664          464,664
Note payable, due 1998, interest at 10% .....................................        3,050,000             --
Sellers' notes, various maturities and interest rates .......................        7,171,621       14,493,961
Capital leases and other ....................................................          626,794          525,152
                                                                                  ------------     ------------
                                                                                    93,308,076      143,663,598
Less current maturities .....................................................        6,328,463        2,000,953
                                                                                  ------------     ------------
Long-term debt ..............................................................     $ 86,979,613     $141,662,645
                                                                                  ============     ============


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

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and pay dividends.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

5.   Net Income (Loss) Per Share:

Calculation of Basic and Diluted Earnings Per Share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per share:

                                                         Three Months Ended June 30,
                                                  ---------------------------------------
                                                       1997                       1998
                                                       ----                       ----

Net income (loss) .................               ($ 1,580,614)               ($ 6,890,420)
                                                  ============                ============

Weighted average shares outstanding                    170,000                     170,000
                                                  ============                ============

                                                         Six Months Ended June 30,
                                                  ---------------------------------------
                                                       1997                       1998
                                                       ----                       ----


Net income (loss) .................               $    230,226                ($16,440,482)
                                                  ============                ============

Weighted average shares outstanding                    170,000                     170,000
                                                  ============                ============



     For the three and six months ended June 30, 1997 and 1998, net income
(loss) per share was determined by dividing net income (loss) by applicable shares outstanding. The total shares used for the calculation of basic and diluted net income (loss) per share were the same as there are no securities that have not been issued.

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

         As of April 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of New Mexico and Texas and the related assets in exchange for total consideration of approximately $14.3 million, which consisted of $13.1 million in cash, $298,000 in assumed liabilities and 37,304 shares of PCC's Class A Common Stock (amounting to $900,000 at the time of issuance).

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6. Acquisitions (continued):

         As of May 11, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho and Oregon and the related assets in exchange for total consideration of approximately $9.3 million, which consisted of $9.2 million in cash and $140,000 in assumed liabilities.

         As of June 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain areas of Idaho, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million, which consisted of $12.2 million in cash, $154,000 in assumed liabilities, and a $120,000 obligation, payable over three years, for a non-compete agreement.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to June 30, 1998.

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                     (in thousands, except per share data)                            (unaudited)
                                                                             1997                   1998
                                                                             ----                   ----
                         Net  revenues ....................               $ 53,347                $ 67,100
                                                                          --------                --------
                         Operating loss ...................               ($13,569)               ($13,040)
                                                                          --------                --------
                         Net loss before extraordinary item               ($26,383)               ($21,405)
                                                                          --------                --------
                         Net loss per share ...............               ($155.19)               ($125.91)
                                                                          ========                ========

7. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

8. Other Events:

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England LLC for approximately $30 million in cash. The Company expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this transaction.

         As of July 10, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Nebraska and South Dakota and the related assets in exchange for total consideration of approximately $17.9 million, which consisted of $17.8 million in cash; and a $125,000 obligation, payable over one year, for a consultancy and non-compete agreement.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


8. Other Events (continued):

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aquadilla cable system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions. The Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999.

     In July 1998, Pegasus commenced operations of TV station WFXU, which simulcasts the signal of WTLH, a TV station owned by the Company which is affiliated with Fox. WFXU is in the Tallahassee, Florida Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA").

9. Subsidiary Guarantees:

         The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc., PSDC and PCT-CT, all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9. Subsidiary Guarantees (continued):

Condensed Combined Balance Sheets
(in thousands)

                                               Guarantor        Non-guarantor                                        Pegasus
                                              Subsidiaries       Subsidiaries     Pegasus       Eliminations         Subtotal
                                              ------------       ------------     -------       ------------         --------
As of June 30, 1998
Assets:
Cash and cash equivalents                     $ 14,751             $3,471          $1,689                              $19,911
Accounts receivable, net                        14,100                (22)                                              14,078
Other current assets                             6,844                105                                                6,949
                                              --------------------------------------------------------------------------------
  Total current assets                          35,695              3,554           1,689                               40,938

Property and equipment, net                     25,698              2,144                                               27,842
Intangible assets, net                         302,853              3,086           4,418                              310,357
Other assets                                     1,747                                 66                                1,813
Investment in subsidiaries and affiliates                                         265,634         ($265,634)
                                              --------------------------------------------------------------------------------
  Total assets                                $365,993             $8,784        $271,807         ($265,634)          $380,950
                                              ================================================================================

Liabilities and total equity:
Current portion of long-term debt               $1,986                $15                                               $2,001
Accounts payable                                 4,898              1,744                                                6,642
Other current liabilities                       23,998                182        ($13,682)          $13,682             24,180
                                              --------------------------------------------------------------------------------
  Total current liabilities                     30,882              1,941         (13,682)           13,682             32,823
Long-term debt                                 334,370              4,429          82,180          (279,316)           141,663
Other liabilities                                 (800)             3,989             369                                3,558
                                              --------------------------------------------------------------------------------
 Total liabilities                             364,452             10,359          68,867          (265,634)           178,044
Minority interest                                3,000                                                                   3,000
Total equity (deficit)                          (1,459)            (1,575)        202,940                              199,906
                                              --------------------------------------------------------------------------------
  Total liabilities and equity                $365,993             $8,784        $271,807         ($265,634)          $380,950
                                              ================================================================================

As of December 31, 1997
Assets:
Cash and cash equivalents                       $9,170             $2,511          $5,329                              $17,010
Accounts receivable, net                        13,074                  1                                               13,075
Other current assets                             6,340                 64                                                6,404
                                              --------------------------------------------------------------------------------
  Total current assets                          28,584              2,576           5,329                               36,489

Property and equipment, net                     25,159              2,224                                               27,383
Intangible assets, net                         263,039              3,416           5,709                              272,164
Other assets                                     2,396                                 66                                2,462
Investment in subsidiaries and affiliates                                         270,212         ($270,212)
                                              --------------------------------------------------------------------------------
  Total assets                                $319,178             $8,216        $281,316         ($270,212)          $338,498
                                              ================================================================================

Liabilities and total equity:
Current portion of long-term debt               $3,244             $3,084                                               $6,328
Accounts payable                                 3,894              1,314                                                5,208
Other current liabilities                       23,838                831        ($14,102)          $14,102             24,669
                                              --------------------------------------------------------------------------------
  Total current liabilities                     30,976              5,229         (14,102)           14,102             36,205
Long-term debt                                 284,883              4,429          81,982          (284,314)            86,980
Other liabilities                               13,061                307             546                               13,914
                                              --------------------------------------------------------------------------------
 Total liabilities                             328,920              9,965          68,426          (270,212)           137,099
Minority interest                                3,000                                                                   3,000
Total equity (deficit)                         (12,742)            (1,749)        212,890                              198,399
                                              --------------------------------------------------------------------------------
  Total liabilities and equity                $319,178             $8,216        $281,316         ($270,212)          $338,498
                                              ================================================================================

RESTUBBED TABLE

                                                Pegasus
                                              Development
                                              Corporation      Eliminations          Totals
                                              -----------      ------------          ------
As of June 30, 1998
Assets:
Cash and cash equivalents                         $2,861                              $22,772
Accounts receivable, net                                                               14,078
Other current assets                                 600                                7,549
                                            --------------------------------------------------
  Total current assets                             3,461                               44,399

Property and equipment, net                            2                               27,844
Intangible assets, net                                36                              310,393
Other assets                                         425                                2,238
Investment in subsidiaries and affiliates
                                            --------------------------------------------------
  Total assets                                    $3,924                             $384,874
                                            ==================================================

Liabilities and total equity:
Current portion of long-term debt                                                      $2,001
Accounts payable                                                                        6,642
Other current liabilities                             $2                               24,182
                                            --------------------------------------------------
  Total current liabilities                            2                               32,825
Long-term debt                                                                        141,663
Other liabilities                                     21                                3,579
                                            --------------------------------------------------
 Total liabilities                                    23                              178,067
Minority interest                                                                       3,000
Total equity (deficit)                             3,901                              203,807
                                            --------------------------------------------------
  Total liabilities and equity                    $3,924                             $384,874
                                            ==================================================

As of December 31, 1997
Assets:
Cash and cash equivalents                                                             $17,010
Accounts receivable, net                                                               13,075
Other current assets                                                                    6,404
                                            --------------------------------------------------
  Total current assets                                                                 36,489

Property and equipment, net                                                            27,383
Intangible assets, net                                                                272,164
Other assets                                        $425                                2,887
Investment in subsidiaries and affiliates
                                            --------------------------------------------------
  Total assets                                      $425                             $338,923
                                            ==================================================

Liabilities and total equity:
Current portion of long-term debt                                                      $6,328
Accounts payable                                                                        5,208
Other current liabilities                            ($1)                              24,668
                                            --------------------------------------------------
  Total current liabilities                           (1)                              36,204
Long-term debt                                                                         86,980
Other liabilities                                                                      13,914
                                            --------------------------------------------------
 Total liabilities                                    (1)                             137,098
Minority interest                                                                       3,000
Total equity (deficit)                               426                              198,825
                                            --------------------------------------------------
  Total liabilities and equity                      $425                             $338,923
                                            ==================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Operations
For the Six Months ended June 30, 1998
(in thousands)

                                         Guarantor      Non-guarantor                                          Pegasus
                                        Subsidiaries     Subsidiaries         Pegasus        Eliminations      Subtotal
                                        ------------     ------------         -------        ------------      --------


Total revenue                             $61,551           $2,172                               ($524)         $63,199
Total operating expenses                   63,464            5,499              $299              (524)          68,738
                                       ------------------------------------------------------------------------------------------

Income (loss) from operations              (1,913)          (3,327)             (299)                            (5,539)

Interest expense                            5,856               47             6,049            (5,130)           6,822
Other                                          27                                  2                                 29
                                       ------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                    (7,796)          (3,374)           (6,350)            5,130          (12,390)
Provision for income taxes                    125                                                                   125
                                       ------------------------------------------------------------------------------------------
Net income (loss)                         ($7,921)         ($3,374)          ($6,350)           $5,130         ($12,515)
                                       ==========================================================================================

Condensed Combined Statements of Operations
For the Six Months ended June 30, 1997
(in thousands)

                                         Guarantor      Non-guarantor                                          Pegasus
                                        Subsidiaries     Subsidiaries         Pegasus        Eliminations      Subtotal
                                        ------------     ------------         -------        ------------      --------
Total revenue                             $24,402           $1,515                                ($50)         $25,867
Total operating expenses                   22,501            1,380              $205               (50)          24,036
                                       ------------------------------------------------------------------------------------------

Income (loss) from operations               1,901              135              (205)                             1,831

Interest expense                            8,705              157             2,263            (5,105)           6,020
Other                                      (4,481)                                12                             (4,469)
                                       ------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                    (2,323)             (22)           (2,480)            5,105              280
Provision for income taxes                     50                                                                    50
                                       ------------------------------------------------------------------------------------------
Net income (loss)                         ($2,373)            ($22)          ($2,480)           $5,105             $230
                                       ==========================================================================================

RESTUBBED TABLE

                                         Pegasus
                                       Development
                                       Corporation      Eliminations        Totals
                                       -----------      ------------        ------


Total revenue                              $328            ($328)          $63,199
Total operating expenses                  4,199             (328)           72,609
                                       --------------------------------------------

Income (loss) from operations            (3,871)                            (9,410)

Interest expense                                                             6,822
Other                                        54                                 83
                                       --------------------------------------------
Income (loss) before income
  taxes                                  (3,925)                           (16,315)
Provision for income taxes                                                     125
                                       --------------------------------------------
Net income (loss)                       ($3,925)                          ($16,440)
                                       ============================================



                                         Pegasus
                                       Development
                                       Corporation      Eliminations        Totals
                                       -----------      ------------        ------

Total revenue                                                              $25,867
Total operating expenses                                                    24,036
                                       --------------------------------------------

Income (loss) from operations                                                1,831

Interest expense                                                             6,020
Other                                                                       (4,469)
                                       --------------------------------------------
Income (loss) before income
  taxes                                                                        280
Provision for income taxes                                                      50
                                       --------------------------------------------
Net income (loss)                                                             $230
                                       ============================================

                                       13

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1998
(in thousands)

                                                             Guarantor     Non-guarantor                                    Pegasus
                                                            Subsidiaries    Subsidiaries      Pegasus      Eliminations     Subtotal
                                                            ------------    ------------      -------      ------------     --------

Cash flows from operating activities:
Net income (loss)                                             ($7,921)         ($3,374)       ($6,350)        $5,130       ($12,515)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                18,993              501            299                        19,793
  Program rights amortization                                   1,251                                                         1,251
  Change in assets and liabilities:
     Accounts receivable                                       (1,461)                                                       (1,461)
     Accounts payable and accrued expenses                      6,194             (219)                       (5,130)           845
     Prepaids and other                                          (220)             (18)                                        (238)
  Other                                                          (608)                            441                          (167)
                                                             -----------------------------------------------------------------------
Net cash provided (used) by operating activities               16,228           (3,110)        (5,610)                        7,508

Cash flows from investing activities:
   Acquisitions                                               (42,253)                                                      (42,253)
   Capital expenditures                                        (3,180)            (266)                                      (3,446)
   Purchase of intangible assets                               (1,437)             (25)                                      (1,462)
   Other                                                       (6,942)             148          5,570                        (1,224)
                                                             -----------------------------------------------------------------------
Net cash provided (used) by investing activities              (53,812)            (143)         5,570                       (48,385)

Cash flows from financing activities:
   Proceeds from debt                                          46,000                                                        46,000
   Repayment of debt                                           (2,430)          (3,069)                                      (5,499)
   Other                                                         (405)           7,282         (3,600)                        3,277
                                                             -----------------------------------------------------------------------
Net cash provided (used) by financing activities               43,165            4,213         (3,600)                       43,778

Net increase (decrease) in cash and cash equivalents            5,581              960         (3,640)                        2,901
Cash and cash equivalents, beginning of year                    9,170            2,511          5,329                        17,010

                                                             -----------------------------------------------------------------------
Cash and cash equivalents, end of period                      $14,751           $3,471         $1,689                       $19,911
                                                             =======================================================================

RESTUBBED TABLE

                                                                  Pegasus
                                                                Development
                                                                Corporation    Eliminations      Totals
                                                                -----------    ------------      ------

Cash flows from operating activities:
Net income (loss)                                                 ($3,925)                     ($16,440)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                                  19,793
  Program rights amortization                                                                     1,251
  Change in assets and liabilities:
     Accounts receivable                                                                         (1,461)
     Accounts payable and accrued expenses                                                          845
     Prepaids and other                                                                            (238)
  Other                                                                24                          (143)
                                                           ---------------------------------------------
Net cash provided (used) by operating activities                   (3,901)                        3,607

Cash flows from investing activities:
   Acquisitions                                                                                 (42,253)
   Capital expenditures                                                (2)                       (3,448)
   Purchase of intangible assets                                      (36)                       (1,498)
   Other                                                                                         (1,224)
                                                           ---------------------------------------------
Net cash provided (used) by investing activities                      (38)                      (48,423)

Cash flows from financing activities:
   Proceeds from debt                                                                            46,000
   Repayment of debt                                                                             (5,499)
   Other                                                            6,800                        10,077
                                                           ---------------------------------------------
Net cash provided (used) by financing activities                    6,800                        50,578

Net increase (decrease) in cash and cash equivalents                2,861                         5,762
Cash and cash equivalents, beginning of year                                                     17,010

                                                           ---------------------------------------------
Cash and cash equivalents, end of period                           $2,861                       $22,772
                                                           =============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1997
(in thousands)

                                                           Guarantor     Non-guarantor                                    Pegasus
                                                          Subsidiaries    Subsidiaries      Pegasus      Eliminations     Subtotal
                                                          ------------    ------------      -------      ------------     --------

Cash flows from operating activities:
Net income (loss)                                          ($2,373)            ($22)       ($2,480)        $5,105           $230
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                              5,464              493            205                         6,162
  Program rights amortization                                  781                                                           781
  Change in assets and liabilities:
     Accounts receivable                                    (1,377)                                           (50)        (1,427)
     Accounts payable and accrued expenses                   6,962              510           (149)        (5,055)         2,268
     Prepaids and other                                       (258)             578            (66)                          254
  Other                                                    (12,176)                          7,509                        (4,667)
                                                         ---------------------------------------------------------------------------
Net cash provided (used) by operating activities            (2,977)           1,559          5,019                         3,601

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                     (4,698)            (400)                                      (5,098)
   Purchase of intangible assets                              (512)            (171)          (808)                       (1,491)
   Other                                                     5,657                                                         5,657
                                                         ---------------------------------------------------------------------------
Net cash provided (used) by investing activities               447             (571)          (808)                         (932)

Cash flows from financing activities:
   Proceeds from debt                                                                          526                           526
   Repayment of debt                                           (59)            (214)       (30,126)                      (30,399)
   Other                                                       888                          29,600                        30,488
                                                         ---------------------------------------------------------------------------
Net cash provided (used) by financing activities               829             (214)                                         615

Net increase (decrease) in cash and cash equivalents        (1,701)             774          4,211                         3,284
Cash and cash equivalents, beginning of year                 6,171              807          1,439                         8,417

                                                         ---------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $4,470           $1,581         $5,650                       $11,701
                                                         ===========================================================================

RESTUBBED TABLE

                                                                 Pegasus
                                                               Development
                                                               Corporation    Eliminations      Totals
                                                               -----------    ------------      ------

Cash flows from operating activities:
Net income (loss)                                                                                $230
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                                 6,162
  Program rights amortization                                                                     781
  Change in assets and liabilities:
     Accounts receivable                                                                       (1,427)
     Accounts payable and accrued expenses                                                      2,268
     Prepaids and other                                                                           254
  Other                                                                                        (4,667)
                                                            ------------------------------------------
Net cash provided (used) by operating activities                                                3,601

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                                                        (5,098)
   Purchase of intangible assets                                                               (1,491)
   Other                                                                                        5,657
                                                            ------------------------------------------
Net cash provided (used) by investing activities                                                 (932)

Cash flows from financing activities:
   Proceeds from debt                                                                             526
   Repayment of debt                                                                          (30,399)
   Other                                                                                       30,488
                                                            ------------------------------------------
Net cash provided (used) by financing activities                                                  615

Net increase (decrease) in cash and cash equivalents                                            3,284
Cash and cash equivalents, beginning of year                                                    8,417

                                                            ------------------------------------------
Cash and cash equivalents, end of period                                                      $11,701
                                                            ==========================================

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


General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of June 30, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 179,000 subscribers in certain rural areas of the United States in which the Company holds the exclusive right to provide such services. Its cable operations consist of a system in Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. The Company sold its remaining New England cable systems (Connecticut and Massachusetts) effective July 1, 1998. Pegasus Broadcast Television owns and operates six TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate two additional TV stations, which will be affiliated with WB and will commence operations in the second half of 1998.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses, and
(v) expensed subscriber acquisition costs. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs ("SAC"), which were being capitalized and amortized over a twelve-month period, are currently being charged to operations in the period incurred. This change became effective October 1, 1997. Subscriber acquisition costs charged to operations are excluded from pre-marketing location operating expenses.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         The Company's net revenues increased by approximately $20.9 million or 154% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $20.1 million or 349% and Broadcast Television net revenues increased $817,000 or 10%. The net revenues increased as a result of (i) a $19.6 million or 1190% increase in DBS revenues of which $674,000 or 3% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $18.9 million or 97% resulted from acquisitions made in 1997 and 1998, (ii) a $472,000 or 12% increase in Cable revenues which was primarily due to same system rate increases and increased subscriber levels, and (iii) a $817,000 or 10% increase in TV revenues which was the result of a $410,000 or 5% increase in same station revenues due primarily to increases in local advertising sales and a $407,000 increase due to the two new stations launched in August 1997 and October 1997.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $13.9 million or 165% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased $13.2 million or 396% and Broadcast Television location operating expenses increased $677,000 or 13%. The pre-marketing location operating expenses increased as a result of (i) a $13.1 million or 1183% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $327,000 (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $12.8 million increase attributable to territories acquired in 1997 and 1998, (ii) a $93,000 or 4% increase in Cable operating expenses due primarily to increases in same system programming costs, and (iii) a $677,000 or 13% increase in TV operating expenses as the result of a $185,000 or 4% increase in same station operating expenses and a $492,000 increase attributable to the two new stations launched in August 1997 and October 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $4.1 million or $276 per gross subscriber addition for the three months ended June 30, 1998 as compared to $2.1 million or $384 per gross subscriber addition for the three months ended June 30, 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $306,000 or 142% for the three months ended June 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $424,000 or 122% for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $7.2 million or 240% for the three months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination and four completed acquisitions during 1997, and twelve completed acquisitions in the first half of 1998.

         As a result of these factors, the Company reported a loss from operations of approximately $3.4 million for the three months ended June 30, 1998 as compared to income from operations of approximately $1.5 million for the same period in 1997.

         Interest expense increased by $571,000 or 20% for the three months ended June 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $6.9 million for the three months ended June 30, 1998 as compared to a net loss of approximately $1.6 million for the same period in 1997. The $5.3 million change was the net result of an increase in the loss from operations of approximately $4.8 million, an increase in interest expense of $571,000 and a decrease in other expenses of $81,000.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

         The Company's net revenues increased by approximately $37.3 million or 144% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $36.4 million or 324% and Broadcast Television net revenues increased $902,000 or 6%. The net revenues increased as a result of (i) a $35.6 million or 1149% increase in DBS revenues of which $1.3 million or 4% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $34.3 million or 96% resulted from acquisitions made in 1997 and 1998, (ii) a $838,000 or 10% increase in Cable revenues which was the net result of a $971,000 or 12% increase in same system revenues due primarily to rate increases and increased subscriber levels, and a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $902,000 or 6% increase in TV revenues which was the result of a $179,000 or 1% increase in same station revenues due primarily to increases in local advertising sales and a $723,000 increase due to the two new stations launched in August 1997 and October 1997.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $25.8 million or 158% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $24.5 million or 367% and Broadcast Television location operating expenses increased approximately $1.3 million or 14%. The pre-marketing location operating expenses increased as a result of (i) a $24.1 million or 1050% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $490,000 (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $23.6 million increase attributable to territories acquired in 1997 and 1998, (ii) a $361,000 or 8% increase in Cable operating expenses as the net result of a $427,000 or 10% increase in same system operating expenses due primarily to increases in programming costs and a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $1.3 million or 14% increase in TV operating expenses as the result of a $290,000 or 3% increase in same station operating expenses and a $1.0 million increase attributable to the two new stations launched in August 1997 and October 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $8.3 million or $280 per gross subscriber addition for the six months ended June 30, 1998 as compared to $3.7 million or $355 per gross subscriber addition for the three months ended June 30, 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $460,000 or 98% for the six months ended June 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $715,000 or 99% for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $13.6 million or 221% for the six months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination and four completed acquisitions during 1997, and twelve completed acquisitions in the first half of 1998.

         As a result of these factors, the Company reported a loss from operations of approximately $9.4 million for the six months ended June 30, 1998 as compared to income from operations of approximately $1.8 million for the same period in 1997.

         Interest expense increased by $802,000 or 13% for the six months ended June 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $16.4 million for the six months ended June 30, 1998 as compared to net income of $230,000 for the same period in 1997. The $16.7 million change was the net result of an increase in the loss from operations of approximately $11.2 million, an increase in interest expense of $802,000, an increase in the provision for income taxes of $75,000, an increase in other expenses of $101,000 and a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997.

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

         Pre-Marketing Location Cash Flow increased by approximately $7.0 million or 135% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $6.8 million or 283% and Broadcast Television Location Cash Flow increased $140,000 or 5%. Pre-Marketing Location Cash Flow increased as a result of (i) a $6.5 million or 1203% increase in DBS Pre-Marketing Location Cash Flow of which $347,000 or 5% was due to an increase in same territory Pre-Marketing Location Cash Flow and $6.1 million or 95% was attributable to territories acquired in 1997 and 1998, (ii) a $379,000 or 20% increase in same system Cable Location Cash Flow, and (iii) a $140,000 or 5% increase in TV Location Cash Flow as the net result of a $225,000 or 8% increase in same station Location Cash Flow and a $85,000 decrease attributable to the two new stations launched in August 1997 and October 1997.

         Pre-Marketing Location Cash Flow increased by approximately $11.5 million or 121% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $11.9 million or 261% and Broadcast Television Location Cash Flow decreased $423,000 or 9%. Pre-Marketing Location Cash Flow increased as a result of (i) a $11.5 million or 1433% increase in DBS Pre-Marketing Location Cash Flow of which $845,000 or 7% was due to an increase in same territory Pre-Marketing Location Cash Flow and $10.6 million or 93% was attributable to territories acquired in 1997 and 1998, (ii) a $477,000 or 13% increase in Cable Location Cash Flow which was the net result of a $544,000 or 15% increase in same system Location Cash Flow and a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $423,000 or 9% decrease in TV Location Cash Flow as a result of a $111,000 or 2% decrease in same station Location Cash Flow, primarily as a result of the cash flow generated by the Super Bowl in the first quarter of 1997, and a $312,000 decrease attributable to the two new stations launched in August 1997 and October 1997.

         During the six months ended June 30, 1998, net cash provided by operating activities was approximately $3.6 million which, together with $17.0 million of cash on hand and $50.6 million of net cash provided by the Company's financing activities, was used to fund investing activities of $48.4 million. Investing activities consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) the acquisition of DBS assets from nine independent DIRECTV providers during the second quarter of 1998 for approximately $34.5 million,
(iii) broadcast television transmitter, tower and facility upgrades totaling approximately $2.2 million, (iv) payments of programming rights amounting to $1.2 million, and (v) maintenance and other capital expenditures and intangibles totaling approximately $2.8 million. Financing activities consisted of (i) borrowings on bank credit facilities totaling $46.0 million, (ii) $20.5 million of contributions by PCC, (iii) repayment of $9.8 million of borrowings from affiliates, (iv) repayment of approximately $5.5 million of long-term debt and capital leases, and (v) placing $600,000 in restricted cash to collateralize letters of credit. As of June 30, 1998, the Company's cash on hand approximated $22.8 million.

         As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Pre-Marketing Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the twelve completed DBS acquisitions occurring in the first half of 1998, as if such acquisitions occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $41.8 million, as follows:

                                                                                  Four Quarters
                                                                                      Ended
                                 (in thousands)                                   June 30,1998
                                                                               --------------------
           Revenues                                                                 $137,074

           Direct operating expenses, excluding depreciation,
                 amortization and other non-cash charges                             92,897
                                                                               --------------------

           Income from operations before incentive compensation,
               corporate expenses,  depreciation, amortization and
               other non-cash charges                                                44,177

           Corporate expenses                                                         2,334
                                                                               --------------------

           Adjusted operating cash flow                                              $41,843
                                                                               ====================



         The Indenture and the New Credit Facility contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and to pay dividends.

         Pre-Marketing Location Cash Flow is defined as net revenues less location operating expenses before subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Although Pre-Marketing Location Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Pre-Marketing Location Cash Flow and Location Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measures for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. The Company believes that cash on hand together with available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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


Capital Expenditures

         The Company's capital expenditures aggregated $9.4 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000 and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of three new TV stations, WPME in August 1997, WGFL in October 1997 and WFXU in July 1998 and its plans are to commence programming of two additional stations in the second half of 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

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

Other

The Company has reviewed all of its systems as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond June 30, 1998 relating to the Year 2000 issue are not expected to be significant.


         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England LLC for approximately $30 million in cash. The Company expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this transaction.

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. As of June 30, 1998, the Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions. The Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999.

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

         In June 1998, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company has reviewed the provisions of SFAS No. 133 and SFAS No. 132 and the implementation of the above standards is not expected to have any significant impact on its combined financial statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II.      Other Information

Item 5:  Other Information



         New England Cable Sale. Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England LLC for approximately $30 million in cash. The Company expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this transaction.

         Puerto Rico Cable Acquisition. On July 23, 1998, a subsidiary of Pegasus entered into a definitive agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla system services approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchised area. The Aguadilla system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of the acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999


Item 6:  Exhibits and Reports on Form 8-K


(a)  Exhibits

    2.1 Asset Purchase Agreement made as of July 23, 1998 by and among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc., and PS&G Cable Partners, Inc. (which is incorporated by reference to Exhibit 2.1 to Pegasus Communications Corporation's Form 10-Q for the quarterly period ended June 30,
            1998).

    27.1    Financial Data Schedule



(b) Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Pegasus Media & Communications, Inc.



Date August 13, 1998       By /s/ Robert N. Verdecchio
                              ----------------------------------
                           Robert N. Verdecchio
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 27.1      Financial Data Schedule.