Form 10-Q
period 1998-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1998-11-16
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998
                                        ------------------

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
Yes X  No
   ---   ---



Number of shares of each class of the registrant's common stock outstanding as of October 31, 1998:

         Class A, Common Stock, $0.01 par value       161,500
         Class B, Common Stock, $0.01 par value         8,500

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1998

                                                                                                Page
                                                                                                ----
Part I.  Financial Information
         Item 1            Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1997 and September 30, 1998                             3

                           Combined Statements of Operations
                             Three months ended September 30, 1997 and 1998                       4

                           Combined Statements of Operations
                             Nine months ended September 30, 1997 and 1998                        5

                           Combined Statements of Cash Flows
                             Nine months ended September 30, 1997 and 1998                        6

                           Notes to Combined Financial Statements                                 7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       16

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         23


Part II.  Other Information


         Item 5            Other Information                                                     24

         Item 6            Exhibits and Reports on Form 8-K                                      24



         Signature                                                                               25

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                                                 December 31,          September 30,
                                                                                     1997                 1998
                                                                                 ------------         -------------
                                       ASSETS                                                           (unaudited)
          Current  assets:
              Cash and cash equivalents                                          $ 17,010,315          $ 29,845,057
              Restricted cash                                                              --               600,000
              Accounts receivable, less allowance for doubtful
               accounts of $319,000 and $368,000, respectively                     13,074,636            15,745,433
              Program rights                                                        2,059,346             3,767,113
              Inventory                                                               974,920             3,555,089
              Deferred taxes                                                        2,602,453             2,602,453
              Prepaid expenses and other                                              767,482               846,312
                                                                                 -------------         -------------
                Total current assets                                               36,489,152            56,961,457

          Property and equipment, net                                              27,382,713            25,580,815
          Intangible assets, net                                                  272,164,370           360,105,131
          Program rights                                                            2,262,299             3,468,484
          Deposits and other                                                          624,629               565,065
                                                                                 -------------         -------------

              Total assets                                                       $338,923,163          $446,680,952
                                                                                 =============         =============


                           LIABILITIES AND EQUITY

          Current liabilities:
              Current portion of long-term debt                                  $  6,328,463          $ 10,215,567
              Accounts payable                                                      5,207,719             3,216,158
              Accrued interest                                                      6,025,004             3,783,035
              Accrued satellite programming and fees                                6,089,389             8,993,696
              Accrued expenses                                                     11,134,589            12,143,786
              Current portion of program rights payable                             1,418,581             1,278,641
                                                                                 -------------         -------------
                Total current liabilities                                          36,203,745            39,630,883

          Long-term debt                                                           86,979,613           179,595,668
          Advances from affiliates                                                  9,845,583                    --
          Program rights payable                                                    1,416,446             4,786,628
          Deferred taxes                                                            2,652,454             2,827,454
                                                                                 -------------         -------------
               Total liabilities                                                  137,097,841           226,840,633
                                                                                 -------------         -------------

          Commitments and contingent liabilities                                           --                    --

          Minority interest                                                         3,000,000             3,000,000
                                                                                 -------------         -------------

          Common stockholder's equity:
              Class A common stock                                                      1,615                 1,615
              Class B common stock                                                         85                    85
              Additional paid-in capital                                          227,221,423           248,643,636
              Accumulated deficit                                                 (28,397,801)          (31,805,017)
                                                                                 -------------         -------------
                Total stockholder's equity                                        198,825,322           216,840,319
                                                                                 -------------         -------------

              Total liabilities and stockholder's equity                         $338,923,163          $446,680,952
                                                                                 =============         =============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations


                                                    Three Months Ended September 30,
                                                 -------------------------------------
                                                      1997                    1998
                                                 ------------             ------------
                                                              (unaudited)
Revenues:
    Basic and satellite service                  $  3,668,896             $ 22,921,836
    Premium services                                  446,806                3,570,167
    Broadcasting revenue,
       net of agency commissions                    5,504,782                6,139,214
    Barter programming revenue                      1,453,300                1,615,200
    Other                                             219,373                1,752,027
                                                 ------------             ------------
      Total revenues                               11,293,157               35,998,444

Operating expenses:
    Barter programming expense                      1,453,300                1,615,200
    Programming                                     1,957,219               13,203,129
    General and administrative                      1,382,695                6,497,466
    Technical and operations                          967,639                  874,700
    Marketing and selling                           1,363,004                9,747,514
    Incentive compensation                            188,711                  367,299
    Corporate expenses                                311,047                  916,861
    Depreciation and amortization                   2,571,134               10,218,550
                                                 ------------             ------------
      Income (loss) from operations                 1,098,408               (7,442,275)

Interest expense                                   (2,923,225)              (4,530,075)
Interest income                                        10,871                  277,709
Other expenses, net                                  (102,274)                (124,377)
Gain on sale of cable system                             --                 24,902,284
                                                 ------------             ------------
    Income (loss) before income taxes              (1,916,220)              13,083,266
Provision for income taxes                               --                     50,000
                                                 ------------             ------------
    Net income (loss)                            ($ 1,916,220)            $ 13,033,266
                                                 ============             ============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations

                                                  Nine Months Ended September 30,
                                               -------------------------------------
                                                   1997                     1998
                                               ------------             ------------
                                                            (unaudited)
Revenues:
    Basic and satellite service                 $13,513,453              $62,662,685
    Premium services                              1,573,705                9,207,549
    Broadcasting revenue,
       net of agency commissions                 16,950,204               18,290,873
    Barter programming revenue                    4,507,600                4,861,900
    Other                                           615,330                4,174,833
                                               ------------             ------------
      Total revenues                             37,160,292               99,197,840

Operating expenses:
    Barter programming expense                    4,507,600                4,861,900
    Programming                                   7,014,831               35,070,933
    General and administrative                    4,827,097               17,002,724
    Technical and operations                      2,849,615                2,962,250
    Marketing and selling                         4,604,797               22,487,436
    Incentive compensation                          659,549                1,297,957
    Corporate expenses                            1,034,032                2,354,963
    Depreciation and amortization                 8,733,161               30,011,732
                                               ------------             ------------
      Income (loss) from operations               2,929,610              (16,852,055)

Interest expense                                 (8,943,640)             (11,352,066)
Interest income                                      92,864                  397,964
Other expenses, net                                (166,148)                (328,343)
Gain on sale of cable system                      4,451,320               24,902,284
                                               ------------             ------------
    Loss before income taxes                     (1,635,994)              (3,232,216)
Provision for income taxes                           50,000                  175,000
                                               ------------             ------------
    Net loss                                   ($ 1,685,994)            ($ 3,407,216)
                                               ============             ============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                                         Nine Months Ended September 30,
                                                                     --------------------------------------
                                                                         1997                     1998
                                                                     ------------            --------------
                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss                                                         ($  1,685,994)           ($  3,407,216)
   Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
     Depreciation and amortization                                      8,733,161               30,011,732
     Program rights amortization                                        1,214,289                1,914,072
     Accretion on discount of bonds                                       295,486                  296,915
     Gain on sale of cable system                                      (4,451,320)             (24,902,284)
     Bad debt expense                                                     249,374                1,148,605
     Change in assets and liabilities:
        Accounts receivable                                              (930,995)              (3,408,898)
        Inventory                                                          49,303               (2,579,269)
        Prepaid expenses and other                                        101,853                 (109,947)
        Accounts payable and accrued expenses                           1,385,059                  212,239
        Accrued interest                                               (2,401,837)              (2,241,969)
        Capitalized subscriber acquisition costs                         (700,520)                    --
        Deposits and other                                                (32,906)                  59,564
                                                                     ------------             ------------
   Net cash provided (used) by operating activities                     1,824,953               (3,006,456)
                                                                     ------------             ------------

Cash flows from investing activities:
      Acquisitions                                                           --                (89,815,402)
      Capital expenditures                                             (8,090,652)              (5,318,664)
      Purchase of intangible assets                                    (2,158,103)              (3,612,262)
      Cash acquired from acquisitions                                        --                    171,900
      Payments of programming rights                                   (1,792,580)              (1,597,782)
      Proceeds from sale of cable system                                6,945,270               30,132,826
      Other                                                              (300,953)                    --
                                                                     ------------             ------------
    Net cash used by investing activities                              (5,397,018)             (70,039,384)
                                                                     ------------             ------------

Cash flows from financing activities:
      Repayments of long-term debt                                       (142,764)              (5,514,004)
      Borrowings on bank credit facilities                                526,250               81,500,000
      Repayments of bank credit facilities                            (30,126,250)                    --
      Contributions by Parent                                          30,487,500               20,522,254
      Net repayments of borrowings from affiliates                           --                 (9,845,583)
      Restricted cash                                                        --                   (600,000)
      Capital lease repayments                                           (223,605)                (182,085)
                                                                     ------------             ------------
   Net cash provided by financing activities                              521,131               85,880,582
                                                                     ------------             ------------

Net increase (decrease) in cash and cash equivalents                   (3,050,934)              12,834,742
Cash and cash equivalents, beginning of year                            8,416,778               17,010,315
                                                                     ------------             ------------
Cash and cash equivalents, end of period                             $  5,365,844             $ 29,845,057
                                                                     ============             ============

             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company whose direct subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), PST Holdings, Inc. ("PSTH") and Pegasus Satellite Development Corporation ("PSDC"). PBT and its subsidiaries own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB"). PCT and its subsidiaries own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico. PSTH and its subsidiaries, provide direct broadcast satellite television ("DBS") services to customers in certain rural areas in the United States. PSDC provides capital for various satellite initiatives such as subscriber acquisition costs.

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

         In October 1997, the Company acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of its DBS territories. As a result of the Subsidiaries Combination, the Company was the direct or indirect parent of all of PCC's subsidiaries that operate the TV, DBS and cable businesses. In April 1998, PCC acquired significant other DBS properties in a merger with Digital Television Services, Inc. ("DTS"). DTS and Pegasus are both direct subsidiaries of PCC and each of them operates in the DBS business.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3. Common Stock:

         At December 31, 1997 and September 30, 1998 common stock consists of the following:

         Pegasus Class A common stock, $0.01 par value; 230,000 shares authorized; 161,500 issued and outstanding.................. $1,615
         Pegasus Class B common stock, $0.01 par value; 20,000 shares
             authorized; 8,500 issued and outstanding....................     85
                                                                          ------
             Total common stock ......................................... $1,700
                                                                         =======

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 4 - Long-Term Debt).


4. Long-Term Debt:

                                                                        December 31,           September 30,
          Long-term debt consists of the following :                        1997                   1998
                                                                       ---------------        ----------------
Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1 and
    July 1, net of unamortized discount of $3,018,003
    and  $2,721,088  as of December 31, 1997 and September 30,
    1998, respectively............................................      $81,981,997             $82,278,912
Senior six-year $180.0 million revolving credit facility,
    payable by Pegasus, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin...............................           -                   81,500,000
Mortgage payable, due 2000, interest at 8.75%.....................          477,664                 460,827
Note payable, due 1998, interest at 10%...........................        3,050,000                   -
Sellers' notes, various maturities and interest rates.............        7,171,621              25,090,287
Capital leases and other..........................................          626,794                 481,209
                                                                       ------------            ------------
                                                                         93,308,076             189,811,235
Less current maturities...........................................        6,328,463              10,215,567
                                                                       ------------            ------------
Long-term debt....................................................      $86,979,613            $179,595,668
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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

5. Net Income (Loss) Per Share:

Calculation of Basic and Diluted Earnings Per Share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per share:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                 1997                  1998
                                                 ----                  ----

     Net income (loss)                       ($1,916,220)           $13,033,266
                                             ===========            ===========

     Weighted average shares outstanding         170,000                170,000
                                             ===========            ===========


                                                Nine Months Ended September 30,
                                               --------------------------------
                                                 1997                  1998
                                                 ----                  ----

     Net income (loss)                       ($1,685,994)           ($3,407,216)
                                             ===========            ===========

     Weighted average shares outstanding         170,000                170,000
                                             ===========            ===========

     For the three and nine months ended September 30, 1997 and 1998, net income
(loss) per share was determined by dividing net income (loss) by applicable shares outstanding. The total shares used for the calculation of basic and diluted net income (loss) per share were the same as there are no securities that have not been issued.

6. Acquisitions and Disposition:

         As of January 7, 1998, the Company acquired, from an independent DIRECTV(R) ("DIRECTV") provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $1.9 million, which consisted of $1.8 million in cash and $32,000 in assumed liabilities.

         As of March 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Texas and the related assets in exchange for total consideration of approximately $15.6 million, which consisted of $5.9 million in cash, $105,000 in assumed liabilities, a $9.4 million note, payable over four years and an aggregate of $225,000 for consultancy and non-compete agreements (consisting of $75,000 in cash and a $150,000 obligation, payable over two years).

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

6. Acquisitions and Disposition (continued):

         As of May 11, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho and Oregon and the related assets in exchange for total consideration of approximately $9.3 million, which consisted of $9.2 million in cash and $140,000 in assumed liabilities.

         As of June 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain areas of Idaho, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million, which consisted of $12.2 million in cash, $154,000 in assumed liabilities and a $120,000 obligation, payable over three years, for a non-compete agreement.

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. The Company recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this transaction.

         As of July 10, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Nebraska and South Dakota and the related assets in exchange for total consideration of approximately $18.6 million, which consisted of $18.1 million in cash, $81,000 in assumed liabilities and an aggregate of $425,000 for consultancy and non-compete agreements (consisting of $62,000 in cash, a $63,000 obligation, payable over one year, and a $300,000 obligation, payable over three years).

         As of August 10, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Oregon and the related assets in exchange for total consideration of approximately $3.0 million, which consisted of $2.8 million in cash, $34,000 in assumed liabilities and a $200,000 obligation, payable over two years, for consultancy and non-compete agreements.

         As of September 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Illinois, Minnesota and Texas and the related assets in exchange for total consideration of approximately $37.1 million, which consisted of $26.5 million in cash, $464,000 in assumed liabilities and $10.2 million in notes, payable over seven years.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable systems had been acquired/sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to September 30, 1998.

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                    (in thousands, except per share data)              (unaudited)
                                                               1997                  1998
                                                               ----                  ----
           Net  revenues..............................        $85,818              $110,213
                                                             --------             ---------
           Operating loss.............................       ($21,119)             ($21,258)
                                                             ========             =========
           Net loss before extraordinary item.........       ($35,899)             ($35,717)
                                                             ========             =========
           Net loss per share.........................       ($211.17)             ($210.10)
                                                             ========             =========

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

8. Other Events:

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aquadilla cable system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close by the end of the first quarter of 1999.

         In July 1998, Pegasus commenced operations of TV station WFXU, which simulcasts the signal of WTLH, a TV station owned by the Company which is affiliated with Fox. WFXU is in the Tallahassee, Florida Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA").

         As of October 9, 1998, the Company acquired from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of South Dakota and the related assets in exchange for total consideration of approximately $1.1 million, which consisted of $1.1 million in cash and $14,000 in assumed liabilities.

         As of November 9, 1998, the Company acquired from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Oklahoma, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million in cash.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Balance Sheets

(in thousands)
                                                    Guarantor      Non-guarantor                                            Pegasus
As of September 30, 1998                         Subsidiaries       Subsidiaries          Pegasus     Eliminations         Subtotal
                                                 ------------      -------------          -------     ------------         --------
Assets:
Cash and cash equivalents                             $23,039            $16,583         ($10,024)                          $29,598
Accounts receivable, net                               13,243                                                                13,243
Other current assets                                   10,753                 18                                             10,771
                                                 ----------------------------------------------------------------------------------
  Total current assets                                 47,035             16,601          (10,024)                           53,612

Property and equipment, net                            25,579                                                                25,579
Intangible assets, net                                353,053              2,694            4,266                           360,013
Other assets                                            3,544                                  65                             3,609
Investment in subsidiaries and affiliates                                                 264,131         ($264,131)
                                                 ----------------------------------------------------------------------------------
  Total assets                                       $429,211            $19,295         $258,438         ($264,131)       $442,813
                                                 ==================================================================================

Liabilities and total equity:
Current portion of long-term debt                     $10,216                                                               $10,216
Accounts payable                                        3,215                  1                                              3,216
Other current liabilities                              26,189                  9         ($16,324)          $16,324          26,198
                                                 ----------------------------------------------------------------------------------
  Total current liabilities                            39,620                 10          (16,324)           16,324          39,630
Long-term debt                                        373,343              4,429           82,279          (280,455)        179,596
Other liabilities                                       3,255              3,989              370                             7,614
                                                 ----------------------------------------------------------------------------------
 Total liabilities                                    416,218              8,428           66,325          (264,131)        226,840
Minority interest                                       3,000                                                                 3,000
Total equity (deficit)                                  9,993             10,867          192,113                           212,973
                                                 ----------------------------------------------------------------------------------
  Total liabilities and equity                       $429,211            $19,295         $258,438         ($264,131)       $442,813
                                                 ==================================================================================

As of December 31, 1997
Assets:
Cash and cash equivalents                              $9,170             $2,511           $5,329                           $17,010
Accounts receivable, net                               13,074                  1                                             13,075
Other current assets                                    6,340                 64                                              6,404
                                                 ----------------------------------------------------------------------------------
  Total current assets                                 28,584              2,576            5,329                            36,489

Property and equipment, net                            25,159              2,224                                             27,383
Intangible assets, net                                263,039              3,416            5,709                           272,164
Other assets                                            2,396                                  66                             2,462
Investment in subsidiaries and affiliates                                                 270,212         ($270,212)
                                                 ----------------------------------------------------------------------------------
  Total assets                                       $319,178             $8,216         $281,316         ($270,212)       $338,498
                                                 ==================================================================================

Liabilities and total equity:
Current portion of long-term debt                      $3,244             $3,084                                             $6,328
Accounts payable                                        9,983              1,314                                             11,297
Other current liabilities                              17,749                831         ($14,102)          $14,102          18,580
                                                 ----------------------------------------------------------------------------------
  Total current liabilities                            30,976              5,229          (14,102)           14,102          36,205
Long-term debt                                        284,883              4,429           81,982          (284,314)         86,980
Other liabilities                                      13,061                307              546                            13,914
                                                 ----------------------------------------------------------------------------------
 Total liabilities                                    328,920              9,965           68,426          (270,212)        137,099
Minority interest                                       3,000                                                                 3,000
Total equity (deficit)                                (12,742)            (1,749)         212,890                           198,399
                                                 ----------------------------------------------------------------------------------
  Total liabilities and equity                       $319,178             $8,216         $281,316         ($270,212)       $338,498
                                                 ==================================================================================

(in thousands)                                        Pegasus
                                                  Development
As of September 30, 1998                          Corporation     Eliminations         Totals
                                                  -----------     ------------         ------
Assets:
Cash and cash equivalents                                $247                         $29,845
Accounts receivable, net                                2,502                          15,745
Other current assets                                      600                          11,371
                                                 ---------------------------------------------
  Total current assets                                  3,349                          56,961

Property and equipment, net                                 2                          25,581
Intangible assets, net                                     92                         360,105
Other assets                                              425                           4,034
Investment in subsidiaries and affiliates
                                                 ---------------------------------------------
  Total assets                                         $3,868                        $446,681
                                                 =============================================

Liabilities and total equity:
Current portion of long-term debt                                                     $10,216
Accounts payable                                                                        3,216
Other current liabilities                                  $1                          26,199
                                                 ---------------------------------------------
  Total current liabilities                                 1                          39,631
Long-term debt                                                                        179,596
Other liabilities                                                                       7,614
                                                 ---------------------------------------------
 Total liabilities                                          1                         226,841
Minority interest                                                                       3,000
Total equity (deficit)                                  3,867                         216,840
                                                 ---------------------------------------------
  Total liabilities and equity                         $3,868                        $446,681
                                                 =============================================

As of December 31, 1997
Assets:
Cash and cash equivalents                                                             $17,010
Accounts receivable, net                                                               13,075
Other current assets                                                                    6,404
                                                 ---------------------------------------------
  Total current assets                                                                 36,489

Property and equipment, net                                                            27,383
Intangible assets, net                                                                272,164
Other assets                                             $425                           2,887
Investment in subsidiaries and affiliates
                                                 ---------------------------------------------
  Total assets                                           $425                        $338,923
                                                 =============================================

Liabilities and total equity:
Current portion of long-term debt                                                      $6,328
Accounts payable                                                                       11,297
Other current liabilities                                 ($1)                         18,579
                                                 ---------------------------------------------
  Total current liabilities                                (1)                         36,204
Long-term debt                                                                         86,980
Other liabilities                                                                      13,914
                                                 ---------------------------------------------
 Total liabilities                                         (1)                        137,098
Minority interest                                                                       3,000
Total equity (deficit)                                    426                         198,825
                                                 ---------------------------------------------
  Total liabilities and equity                           $425                        $338,923
                                                 =============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1998

(in thousands)
                                                 Guarantor     Non-guarantor                                              Pegasus
                                              Subsidiaries      Subsidiaries          Pegasus      Eliminations          Subtotal
                                              ------------     -------------          -------      ------------          --------
Total revenue                                      $97,575            $2,947                            ($1,324)          $99,198
Total operating expenses                           100,296            12,754             $453            (1,324)          112,179
                                         -----------------------------------------------------------------------------------------

Income (loss) from operations                       (2,721)           (9,807)            (453)                            (12,981)

Interest expense                                     8,695                47           10,310            (7,700)           11,352
Other                                              (12,596)          (12,478)              14                             (25,060)
                                         -----------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                              1,180             2,624          (10,777)            7,700               727
Provision for income taxes                             175                                                                    175
                                         -----------------------------------------------------------------------------------------
Net income (loss)                                   $1,005            $2,624         ($10,777)           $7,700              $552
                                         =========================================================================================

(in thousands)                                Pegasus
                                          Development
                                          Corporation       Eliminations           Totals
                                          -----------       ------------           ------
Total revenue                                     $328             ($328)         $99,198
Total operating expenses                         4,199              (328)         116,050
                                         -------------------------------------------------

Income (loss) from operations                   (3,871)                           (16,852)

Interest expense                                                                   11,352
Other                                               88                            (24,972)
                                         -------------------------------------------------
Income (loss) before income
  taxes                                         (3,959)                            (3,232)
Provision for income taxes                                                            175
                                         -------------------------------------------------
Net income (loss)                              ($3,959)                           ($3,407)
                                         =================================================

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1997

(in thousands)
                                       Guarantor     Non-guarantor
                                    Subsidiaries      Subsidiaries          Pegasus      Eliminations            Totals
                                    ------------     -------------          -------      ------------            ------
Total revenue                            $31,795            $5,440                               ($75)          $37,160
Total operating expenses                  28,777             5,221             $307               (75)           34,230
                                   -------------------------------------------------------------------------------------

Income (loss) from operations              3,018               219             (307)                              2,930

Interest expense                          11,487               236            5,037            (7,816)            8,944
Other                                     (4,409)                                31                              (4,378)
                                   -------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                   (4,060)              (17)          (5,375)            7,816            (1,636)
Provision for income taxes                    50                                                                     50
                                   -------------------------------------------------------------------------------------
Net income (loss)                        ($4,110)             ($17)         ($5,375)           $7,816           ($1,686)
                                   =====================================================================================

(in thousands)                         Pegasus
                                   Development
                                   Corporation          Eliminations          Totals
                                   -----------          ------------          ------
Total revenue                                                                $37,160
Total operating expenses                                                      34,230
                                   --------------------------------------------------

Income (loss) from operations                                                  2,930

Interest expense                                                               8,944
Other                                                                         (4,378)
                                   --------------------------------------------------
Income (loss) before income
  taxes                                                                       (1,636)
Provision for income taxes                                                        50
                                   --------------------------------------------------
Net income (loss)                                                            ($1,686)
                                   ==================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 1998

(in thousands)
                                                             Guarantor    Non-guarantor                                   Pegasus
                                                          Subsidiaries     Subsidiaries       Pegasus   Eliminations     Subtotal
                                                          ------------    -------------       -------   ------------     --------
Cash flows from operating activities:
Net income (loss)                                               $1,005           $2,624      ($10,777)        $7,700         $552
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                 29,008              551           453                      30,012
  Program rights amortization                                    1,914                                                      1,914
  Change in assets and liabilities:
     Accounts receivable                                          (908)               1                                      (907)
     Accounts payable and accrued expenses                       7,805           (2,135)                      (7,700)      (2,030)
     Prepaids and other                                            (96)              46                                       (50)
  Other                                                        (10,980)         (12,504)       (2,554)                    (26,038)
                                                        --------------------------------------------------------------------------
Net cash provided (used) by operating activities                27,748          (11,417)      (12,878)                      3,453

Cash flows from investing activities:
   Acquisitions                                                (89,815)                                                   (89,815)
   Capital expenditures                                         (5,051)            (266)                                   (5,317)
   Purchase of intangible assets                                (3,495)             (25)                                   (3,520)
   Other                                                         6,000           15,182         7,525                      28,707
                                                        --------------------------------------------------------------------------
Net cash provided (used) by investing activities               (92,361)          14,891         7,525                     (69,945)

Cash flows from financing activities:
   Proceeds from debt                                           81,500                                                     81,500
   Repayment of debt                                            (2,612)          (3,084)                                   (5,696)
   Other                                                          (406)          13,682       (10,000)                      3,276
                                                        --------------------------------------------------------------------------
Net cash provided (used) by financing activities                78,482           10,598       (10,000)                     79,080

Net increase (decrease) in cash and cash equivalents            13,869           14,072       (15,353)                     12,588
Cash and cash equivalents, beginning of year                     9,170            2,511         5,329                      17,010

                                                        --------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $23,039          $16,583      ($10,024)                    $29,598
                                                        ==========================================================================

(in thousands)                                              Pegasus
                                                        Development
                                                        Corporation         Eliminations         Totals
                                                        -----------         ------------         ------
Cash flows from operating activities:
Net income (loss)                                           ($3,959)                            ($3,407)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                                  30,012
  Program rights amortization                                                                     1,914
  Change in assets and liabilities:
     Accounts receivable                                     (2,502)                             (3,409)
     Accounts payable and accrued expenses                                                       (2,030)
     Prepaids and other                                                                             (50)
  Other                                                           2                             (26,036)
                                                        ------------------------------------------------
Net cash provided (used) by operating activities             (6,459)                             (3,006)

Cash flows from investing activities:
   Acquisitions                                                                                 (89,815)
   Capital expenditures                                          (2)                             (5,319)
   Purchase of intangible assets                                (92)                             (3,612)
   Other                                                                                         28,707
                                                        ------------------------------------------------
Net cash provided (used) by investing activities                (94)                            (70,039)

Cash flows from financing activities:
   Proceeds from debt                                                                            81,500
   Repayment of debt                                                                             (5,696)
   Other                                                      6,800                              10,076
                                                        ------------------------------------------------
Net cash provided (used) by financing activities              6,800                              85,880

Net increase (decrease) in cash and cash equivalents            247                              12,835
Cash and cash equivalents, beginning of year                                                     17,010

                                                        ------------------------------------------------
Cash and cash equivalents, end of period                       $247                             $29,845
                                                        ================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)

9.  Subsidiary Guarantees (continued):

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 1997

(in thousands)
                                                             Guarantor    Non-guarantor                                    Pegasus
                                                          Subsidiaries     Subsidiaries       Pegasus   Eliminations      Subtotal
                                                          ------------    -------------       -------   ------------      --------
Cash flows from operating activities:
Net income (loss)                                              ($4,110)            ($17)      ($5,375)        $7,816       ($1,686)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                  6,679            1,747           307                        8,733
  Program rights amortization                                    1,214                                                       1,214
  Change in assets and liabilities:
     Accounts receivable                                          (931)                                                       (931)
     Accounts payable and accrued expenses                       5,664              917          (149)        (7,499)       (1,067)
     Prepaids and other                                           (427)             562           (66)                          69
  Other                                                         (8,268)                         4,779           (317)       (3,806)
                                                        ---------------------------------------------------------------------------
Net cash provided (used) by operating activities                  (179)           3,209          (504)                       2,526

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                         (7,605)            (486)                                    (8,091)
   Purchase of intangible assets                                  (769)          (1,282)         (808)                      (2,859)
   Other                                                         4,852                                                       4,852
                                                        ---------------------------------------------------------------------------
Net cash provided (used) by investing activities                (3,522)          (1,768)         (808)                      (6,098)

Cash flows from financing activities:
   Proceeds from debt                                                                             526                          526
   Repayment of debt                                              (138)            (229)      (30,126)                     (30,493)
   Other                                                           888                         29,600                       30,488
                                                        ---------------------------------------------------------------------------
Net cash provided (used) by financing activities                   750             (229)                                       521

Net increase (decrease) in cash and cash equivalents            (2,951)           1,212        (1,312)                      (3,051)
Cash and cash equivalents, beginning of year                     6,171              807         1,439                        8,417

                                                        ---------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $3,220           $2,019          $127                       $5,366
                                                        ===========================================================================

(in thousands)                                              Pegasus
                                                        Development
                                                        Corporation     Eliminations      Totals
                                                        -----------     ------------      ------
Cash flows from operating activities:
Net income (loss)                                                                        ($1,686)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                            8,733
  Program rights amortization                                                              1,214
  Change in assets and liabilities:
     Accounts receivable                                                                    (931)
     Accounts payable and accrued expenses                                                (1,067)
     Prepaids and other                                                                       69
  Other                                                                                   (4,507)
                                                        -----------------------------------------
Net cash provided (used) by operating activities                                           1,825

Cash flows from investing activities:
   Acquisitions
   Capital expenditures                                                                   (8,091)
   Purchase of intangible assets                                                          (2,158)
   Other                                                                                   4,852
                                                        -----------------------------------------
Net cash provided (used) by investing activities                                          (5,397)

Cash flows from financing activities:
   Proceeds from debt                                                                        526
   Repayment of debt                                                                     (30,493)
   Other                                                                                  30,488
                                                        -----------------------------------------
Net cash provided (used) by financing activities                                             521

Net increase (decrease) in cash and cash equivalents                                      (3,051)
Cash and cash equivalents, beginning of year                                               8,417

                                                        -----------------------------------------
Cash and cash equivalents, end of period                                                  $5,366
                                                        =========================================

                                       15

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

General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of September 30, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 224,100 subscribers in certain rural areas of the United States in which the Company holds the exclusive right to provide such services. Its cable operations consist of a system in Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. The Company sold its remaining New England cable systems (Connecticut and Massachusetts) effective July 1, 1998. Pegasus Broadcast Television owns and operates six TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate two additional TV stations, which will be affiliated with WB. One station will commence operations in the fourth quarter of 1998 and the other in the first half of 1999.

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

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         The Company's net revenues increased by approximately $24.7 million or 219% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $23.9 million or 559% and Broadcast Television net revenues increased $853,000 or 12%. The net revenues increased as a result of (i) a $25.3 million increase in DBS revenues due to the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997) and acquisitions made in 1997 and 1998, (ii) a $1.4 million or 33% decrease in Cable revenues which was the net result of a $180,000 or 7% increase in Puerto Rico same system revenue, due primarily to rate increases and increased subscriber levels, and a $1.6 million reduction due to the sale of the Company's New England cable systems effective July 1, 1998, and (iii) a $853,000 or 12% increase in TV revenues which was the result of a $471,000 or 7% increase in same station revenues due primarily to increases in local advertising sales and a $382,000 increase due to the three new stations launched in August 1997, October 1997 and July 1998.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $17.6 million or 247% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased $17.1 million or 765% and Broadcast Television location operating expenses increased $549,000 or 11%. The pre-marketing location operating expenses increased as a result of (i) a $17.7 million increase in operating expenses of the Company's DBS operations due to the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997) and territories acquired in 1997 and 1998, (ii) a $644,000 or 29% decrease in Cable operating expenses as the net result of a $162,000 or 11% increase in Puerto Rico same system operating expenses, due primarily to increases in programming costs, and a $806,000 reduction due to the sale of the Company's New England cable systems effective July 1, 1998, and (iii) a $549,000 or 11% increase in TV operating expenses as the result of a $176,000 or 4% increase in same station operating expenses and a $373,000 increase attributable to the three new stations launched in August 1997, October 1997 and July 1998.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $7.2 million or $346 per gross subscriber addition for the three months ended September 30, 1998.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $178,000 or 94% for the three months ended September 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $606,000 or 195% for the three months ended September 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $7.6 million or 297% for the three months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination, four completed acquisitions during 1997 and twenty completed acquisitions in the first three quarters of 1998.

         As a result of these factors, the Company reported a loss from operations of approximately $7.4 million for the three months ended September 30, 1998 as compared to income from operations of approximately $1.1 million for the same period in 1997.

         Interest expense increased by $1.6 million or 55% for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported net income of approximately $13.0 million for the three months ended September 30, 1998 as compared to a net loss of approximately $1.9 million for the same period in 1997. The $14.9 million change was the net result of an increase in the loss from operations of approximately $8.5 million, an increase in interest expense of $1.6 million, an increase in the provision for income taxes of $50,000, a decrease in other expenses of $244,000 and a nonrecurring gain on the sale of the New England cable systems of approximately $24.9 million during the third quarter of 1998.


Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         The Company's net revenues increased by approximately $62.0 million or 167% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $60.3 million or 389% and Broadcast Television net revenues increased $1.8 million or 8%. The net revenues increased as a result of (i) a $60.9 million or 1965% increase in DBS revenues as the result of a $1.3 million or 43% increase for the comparable six month periods ended June 30, due to the increased number of DBS subscribers in territories owned at the beginning of 1997, and a $59.5 million increase resulting from acquisitions made in 1997 and 1998, net of the effect of the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997), (ii) a $580,000 or 5% decrease in Cable revenues which was the net result of a $865,000 or 11% increase in Puerto Rico same system revenues, due primarily to rate increases and increased subscriber levels, a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $1.3 million reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998 , and (iii) a $1.8 million or 8% increase in TV revenues which was the result of a $649,000 or 3% increase in same station revenues due primarily to increases in local advertising sales and a $1.1 million increase due to the three new stations launched in August 1997, October 1997 and July 1998.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $43.4 million or 185% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $41.6 million or 467% and Broadcast Television location operating expenses increased approximately $1.9 million or 13%. The pre-marketing location operating expenses increased as a result of (i) a $41.8 million or 1821% increase in operating expenses of the Company's DBS operations as the result of a $490,000 or 21% increase for the comparable six month periods ended June 30, due to a same territory increase in programming and other operating costs (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997), and a $41.4 million increase attributable to territories acquired in 1997 and 1998, net of the effect of the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997), (ii) a $283,000 or 4% decrease in Cable operating expenses as the net result of a $553,000 or 13% increase in Puerto Rico same system operating expenses, due primarily to increases in programming costs, a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $770,000 reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998, and (iii) a $1.9 million or 13% increase in TV operating expenses as the result of a $465,000 or 3% increase in same station operating expenses and a $1.4 million increase attributable to the three new stations launched in August 1997, October 1997 and July 1998.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $15.4 million or $307 per gross subscriber addition for the nine months ended September 30, 1998 as compared to $1.0 million or $305 per gross subscriber addition for the nine months ended September 30, 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $639,000 or 97% for the nine months ended September 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $1.3 million or 128% for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $21.3 million or 244% for the nine months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the Subsidiaries Combination and four completed acquisitions during 1997, and twenty completed acquisitions in the first three quarters of 1998.

         As a result of these factors, the Company reported a loss from operations of approximately $16.9 million for the nine months ended September 30, 1998 as compared to income from operations of approximately $2.9 million for the same period in 1997.

         Interest expense increased by $2.4 million or 27% for the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $3.4 million for the nine months ended September 30, 1998 as compared to a net loss of $1.7 million for the same period in 1997. The $1.7 million change was the net result of an increase in the loss from operations of approximately $19.8 million, an increase in interest expense of approximately $2.4 million, an increase in the provision for income taxes of $125,000, an decrease in other expenses of $143,000, a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997 and a nonrecurring gain on the sale of the Company's remaining New England cable systems of approximately $24.9 million during the third quarter of 1998.

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

         Pre-Marketing Location Cash Flow increased by approximately $7.1 million or 170% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $6.8 million or 333% and Broadcast Television Location Cash Flow increased $304,000 or 14%. Pre-Marketing Location Cash Flow increased as a result of (i) a $7.6 million increase in DBS Pre-Marketing Location Cash Flow due to the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997) and territories acquired in 1997 and 1998, (ii) a $775,000 or 38% decrease in Cable Location Cash Flow which was the net result of a $18,000 or 1% increase in Puerto Rico same system Location Cash Flow and a $793,000 reduction due to the sale of the Company's New England cable systems effective July 1, 1998, and (iii) a $304,000 or 14% increase in TV Location Cash Flow as a result of a $295,000 or 13% increase in same station Location Cash Flow and a $9,000 increase attributable to the three new stations launched in August 1997, October 1997 and July 1998.

         Pre-Marketing Location Cash Flow increased by approximately $18.6 million or 136% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $18.7 million or 284% and Broadcast Television Location Cash Flow decreased $119,000 or 2%. Pre-Marketing Location Cash Flow increased as a result of (i) a $19.0 million or 2377% increase in DBS Pre-Marketing Location Cash Flow as the result of a $845,000 or 106% increase for the comparable six month periods ended June 30, due to an increase in same territory Pre-Marketing Location Cash Flow, and a $18.2 million increase was attributable to territories acquired in 1997 and 1998, net of the effect of the PST/PSH Exchange on July 9, 1997 (and the resulting absence of DBS operations during the three months ended September 30, 1997), (ii) a $297,000 or 5% decrease in Cable Location Cash Flow which was the net result of a $312,000 or 9% increase in Puerto Rico same system Location Cash Flow, a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $542,000 reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998, and (iii) a $119,000 or 2% decrease in TV Location Cash Flow as the net result of a $184,000 or 3% increase in same station Location Cash Flow and a $303,000 decrease attributable to the three new stations launched in August 1997, October 1997 and July 1998.

         During the nine months ended September 30, 1998, $17.0 million of cash on hand, together with $30.1 million of proceeds from the sale of the Company's remaining New England cable systems, $200,000 of cash acquired from acquisitions and $85.9 million of net cash provided by the Company's financing activities, was used to fund operating activities of approximately $3.0 million and other investing activities of $100.3 million. Investing activities, net of cash acquired from acquisitions and proceeds from the sale of the New England cable systems, consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) the acquisition of DBS assets from nine independent DIRECTV providers during the second quarter of 1998 for approximately $34.5 million,
(iii) the acquisition of DBS assets from eight independent DIRECTV providers during the third quarter of 1998 for approximately $47.6 million (iv) broadcast television transmitter, tower and facility upgrades totaling approximately $3.2 million, (v) payments of programming rights amounting to $1.6 million, and (vi) maintenance and other capital expenditures and intangibles totaling approximately $5.6 million. Financing activities consisted of (i) borrowings on bank credit facilities totaling $81.5 million, (ii) $20.5 million of contributions by PCC, (iii) repayment of $9.8 million of borrowings from affiliates, (iv) repayment of approximately $5.7 million of long-term debt and capital leases, and (v) placing $600,000 in restricted cash to collateralize letters of credit. As of September 30, 1998, the Company's cash on hand approximated $29.8 million.

         As defined in the Indenture governing the Series B Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Pre-Marketing Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the twenty completed DBS acquisitions occurring in the first three quarters of 1998 and the disposition of the New England cable systems, as if such acquisitions/disposition had occurred as of the beginning of the period, Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries would have been approximately $42.4 million, as follows:

                                                                                  Four Quarters
                                                                                      Ended
                                 (in thousands)                                 September 30,1998
                                                                               -------------------
          Revenues                                                                   $159,881

          Direct operating expenses, excluding depreciation,
                amortization and other non-cash charges                               114,583
                                                                               ---------------------

          Income from operations before incentive compensation,
              corporate expenses,  depreciation, amortization and
              other non-cash charges                                                   45,298

          Corporate expenses                                                            2,940
                                                                               ---------------------

          Adjusted operating cash flow                                               $ 42,358
                                                                               =====================

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

Capital Expenditures

         The Company's capital expenditures aggregated $9.4 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000 and (ii) approximately $4.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of three new TV stations, WPME in August 1997, WGFL in October 1997 and WFXU in July 1998 and its plans are to commence programming of two additional stations - one in the fourth quarter of 1998 and the other in the first half of 1999. There can be no assurance that the Company's capital expenditure plans will not change in the future.

         Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers who sign a programming contract, such as commission and equipment subsidies. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no new contract is obtained. The Company currently does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Other

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the Year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

         The Company has reviewed all of its systems as to the Year 2000 issue. The Company's primary focus has been on its own internal systems. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the end of 1998. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Company to address and may have a material impact on the Company's financial condition and its results of operations.

         The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that these vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. In addition, the Company has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the Year 2000 issue. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and its results of operations.

         Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000-specific contingency plan. However, as part of its Year 2000 contingency planning effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plan. Costs to be incurred beyond September 30, 1998 relating to the Year 2000 issue are not expected to be significant.

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England LLC for approximately $30.1 million in cash. The Company recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this transaction.

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions and the Company expects this transaction to close by the end of the first quarter of 1999.

         On September 22, 1998, service to Pegasus' cable subscribers was interrupted by Hurricane Georges which struck the island of Puerto Rico. The Company suffered modest damage to its cable headend and approximately 3% of its 780 miles of cable plant. The Company estimates that it will incur approximately $300,000 in capital expenditures related to hurricane damage. Repairs will be substantially completed by December 1, 1998. Hurricane Georges had a negligible impact on Pegasus' third quarter operating results and the Company anticipates approximately a 2% reduction in pre-marketing cash flow for the quarter ending December 31, 1998, primarily as a result of lost subscribers.

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

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. A majority of the Company's indebtedness bears interest at a fixed rate.

         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has reviewed the provisions of SFAS No. 132 and SFAS No. 133 and the implementation of the above standards is not expected to have any significant impact on its combined financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

Part II. Other Information

Item 5: Other Information


         New England Cable Sale. Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England LLC for approximately $30.1 million in cash. The Company recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this transaction.


Item 6: Exhibits and Reports on Form 8-K


(a)  Exhibits


     27.1                   Financial Data Schedule.



(b) Reports on Form 8-K

                  There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Pegasus Media & Communications, Inc.



Date  November 13, 1998       By /s/ Robert N. Verdecchio
    -----------------------     -----------------------------------------------
                              Robert N. Verdecchio
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)