Form 10-K
period 1998-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1999-03-25
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1998
                               -----------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         Number of shares of each class of the registrant's common stock outstanding as of March 22, 1999:
                 Class A, Common Stock, $0.01 par value     161,500
                 Class B, Common Stock, $0.01 par value       8,500

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


                                                                                                    Page
                                                                                                    ----
PART I                                                                                               3
Item 1.         Business                                                                             3
Item 2.         Properties                                                                           8
Item 3.         Legal Proceedings                                                                    8
Item 4.         Submission of Matters to a Vote of Security Holders                                  9

PART II                                                                                              9
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters            9
Item 6.         Selected Financial Data                                                              9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                           10
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                           17
Item 8.         Financial Statements and Supplementary Data                                          17
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                           17

PART III                                                                                             17

PART IV                                                                                              17
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     17


                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                     PART I

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report.

         The information in this Report assumes the completion of certain pending acquisitions described in "Item 1: Business - Recent and Pending Transactions."

ITEM 1: BUSINESS


General

     Pegasus Media & Communications, Inc. is:

     o   A wholly owned subsidiary of Pegasus Communications Corporation.

     o An independent provider of DIRECTV(R) with 279,000 subscribers at January 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite, or DBS, services to over 3.0 million rural households in 31 states. We distribute DIRECTV through the Pegasus Communications retail network, a network of approximately 2,000 independent retailers.

     o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB network and the owner of a large cable system in Puerto Rico serving approximately 50,000 subscribers.

DIRECTV

         DIRECTV is a service of Hughes Electronics, a subsidiary of General Motors Corporation. After completing its announced acquisition of United States Satellite Broadcasting, Inc. and Primestar described below, DIRECTV will offer in excess of 370 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via three high-power Ku band satellites and has announced its intention to launch a fourth Ku band satellite in the third quarter of this year. We believe that DIRECTV's extensive line-up of cable networks, pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV added
1.2 million new subscribers in 1998, which was a greater increase than any other DBS service and accounted for approximately 48% of all new DBS subscribers in that year.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics (which was succeeded by its subsidiary DIRECTV) entered into an agreement with the National Rural Telecommunications Cooperative, or NRTC, authorizing the NRTC to offer its members and associates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and associates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and associates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households. Pegasus was the largest of the original DIRECTV rural affiliates, acquiring a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. Since 1996 we have increased our DIRECTV exclusive territories to more than 3.0 million homes through the completed or pending acquisitions of 61 other DIRECTV rural affiliates.

         Upon completion of the pending acquisitions described below in "--Recent and Pending Transactions," we will distribute DIRECTV in the following DIRECTV exclusive territories:

                                                          Homes
 Exclusive DIRECTV     Total Homes   Homes Not Passed     Passed         Total
     Territory        in Territory       by Cable        by Cable     Subscribers   Penetration
 -----------------    ------------   ----------------    --------     -----------   -----------
   Northeast             440,925         76,385           364,540         21,698        4.9%
   Central               624,933        134,745           490,188         50,441        8.1%
   Southeast             540,891        190,407           350,484         56,759       10.5%
   Midwest               612,579        183,098           429,481         65,930       10.8%
   Central Plains         73,458         15,718            57,740          6,629        9.0%
   Texas                 465,835        150,987           314,848         50,448       10.8%
   Southwest             137,254         35,018           102,236         11,307        8.2%
   Northwest             143,754         56,726            87,028         15,487       10.8%
                      -------------------------------------------------------------------------
      Total            3,039,629        843,084         2,196,545        278,699        9.2%
                      =========================================================================

--------------------------------------------------------------------------------

Total homes in territory, homes not passed by cable and homes passed by cable are based on estimates of primary residences by Claritas, Inc.

Pegasus Rural Focus and Strategy

         We believe that DBS and other digital satellite services will achieve disproportionately greater consumer acceptance in rural areas than in metropolitan areas. DBS services have already achieved a penetration of more than 17% in rural areas of the United States, as compared to approximately 5% in metropolitan areas.

         Our long-term goal is to become an integrated provider of DBS and other digital satellite services for the 76.0 million people, 30.0 million homes and
3.0 million businesses located in rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

        o continuing to grow our rural subscriber base by aggressively marketing DIRECTV,

        o continuing to acquire other DIRECTV rural affiliates,

        o continuing to utilize the developing Pegasus Communications retail network, and

        o generating future growth by bundling additional digital satellite services with DIRECTV.

The Pegasus Communications Retail Network

         As a subsidiary of Pegasus Communications Corporation, the Pegasus Communications retail network of 2,000 independent satellite, consumer electronics and other retailers serving rural areas is available to us. The Pegasus Communications retail network began in 1995 in order to distribute DIRECTV in Pegasus' original DIRECTV exclusive territories in New England. This network has been expanded into 36 states as a result of our acquisitions and the acquisitions of Digital Television Services, Inc., a subsidiary of Pegasus Communications Corporation acquired in April 1998 which is also a distributor of DIRECTV services. Today, the Pegasus Communications retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus Communications retail network has positioned us to:

         o Improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates.

         o Assist DIRECTV in improving DIRECTV's DBS market share in rural areas outside of the DIRECTV exclusive territories held by DIRECTV rural affiliates.

         o Offer providers of new digital satellite services (such as the soon to be launched digital audio and broadband multimedia satellite services) an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Recent DBS Developments

         Three important events have occurred recently in the DBS industry.

         DIRECTV/Hughes Acquisition of United States Satellite Broadcasting Company, Inc. In December 1998, Hughes Electronics, the parent company of DIRECTV, announced that it had reached an agreement with United States Satellite Broadcasting Company, Inc. to acquire its business and assets for approximately $1.3 billion in cash and stock. The transaction will enable DIRECTV to add such premium networks as multichannel HBO, Cinemax and Showtime. We expect these added offerings to increase DIRECTV's appeal to consumers and drive subscriber growth. DIRECTV and United States Satellite Broadcasting have said that they expect the transaction to close in the first half of this year. It is subject to review and approval by the FCC and other conditions. We are still evaluating the impact of this transaction on our business.

         DIRECTV/ Hughes Acquisition of Primestar. In January 1999, Hughes announced that it reached agreement with Primestar to acquire Primestar's DBS business and rights to acquire certain other DBS satellite assets in two transactions valued at approximately $1.8 billion. DIRECTV has stated that it intends to operate Primestar's business for approximately two years, during which time it will attempt to transition Primestar's approximately 2.3 million subscribers to the DIRECTV service. DIRECTV has also said it expects that its acquisition of the other Primestar DBS assets along with its pending acquisition of the assets of United States Satellite Broadcasting will enable DIRECTV to offer more than 370 entertainment channels, almost twice its current channel capacity. If the Primestar and United States Satellite Broadcasting transactions are consummated, we expect that DIRECTV and EchoStar will be the only distributors of DBS services. The Primestar transactions are subject to approval of the FCC and other conditions. We are targeting Primestar's customers in our territories with promotions that we hope will encourage them to convert to DIRECTV. EchoStar is doing the same thing. It is not possible to predict with certainty how well these efforts will succeed. We are continuing to evaluate the effects of the Primestar transactions on our business.

         EchoStar-News Corporation-MCI Agreement. In November 1998, EchoStar, News Corporation, MCI WorldCom Inc. and certain other parties reached an agreement for the transfer to EchoStar of a license to operate a DBS business at the 110(Degree) west longitude orbital location and certain other DBS assets in exchange for shares of EchoStar. EchoStar already operates a DBS business at the 119(Degree) west longitude orbital location. The agreement with News Corporation and MCI has been approved by the Department of Justice and is pending approval of the FCC. EchoStar plans to launch satellites for operation at the 110(Degree) west longitude orbital slot in 1999. While we believe that this transaction, if completed, will help increase the overall competitive position of DBS relative to cable, it could also increase EchoStar's competitive position relative to DIRECTV.

Broadcast Television

         Our operating strategy in broadcast television is focused on:

         o developing strong local sales forces and sales management to maximize the value of our stations' inventory of advertising spots,

         o improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner, and

         o maintaining strict control over operating costs while motivating employees through the use of incentive plans, which reward our employees in proportion to annual increases in location cash flow.

         We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, the WB and UPN, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We are pursuing expansion in our existing markets through local marketing agreements, or LMAs, because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC is considering proposals which, if adopted, could prohibit us from expanding in our existing markets through LMAs and require us to modify or terminate our existing agreements. We have entered into LMAs to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to enter into an additional LMA in 2000, if permitted by the FCC.

         The following table sets forth general information for each of Pegasus' stations.

                              Acquisition         Station                                        Number of TV
            Station               Date          Affiliation       Market Area    DMA (1)        Households (2)
            -------           -----------       -----------       -----------    -------        --------------
  WDBD-40                       May 1993            Fox           Jackson, MS         91            298,000

  WDSI-61                       May 1993            Fox         Chattanooga, TN       82            332,000

  WGFL-53 (3)                      (3)              WB          Gainesville, FL      167            101,000

  WOLF-56/WILF-53 (4)           May 1993            Fox         Northeastern PA       47            566,000

  WSWB-38 (4)                      (4)              WB          Northeastern PA       47            566,000

  WPXT-51                     January 1996          Fox          Portland, ME         79            353,000

  WPME-35 (5)                      (5)              UPN          Portland, ME         79            353,000

  WTLH-49/ WFXU (6)            March 1996           Fox         Tallahassee, FL      116            221,000

--------------------------------------------------------------------------------

(1) There are 211 designated market areas or DMAs in the United States with each county in the continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen estimates of the number of television households.

(2) Represents total homes in a DMA for each television station as estimated by Broadcast Investment Analysts ("BIA").

(3) Pegasus began programming WGFL in October 1997 pursuant to an LMA as an affiliate of the WB network.

(4) Until November 1998, WILF and WWLF had simulcast the programming of WOLF. In November 1998, the station then known as WOLF (Channel 38) was sold to KB Prime Media LLC. That station has changed its call letters to WSWB and is now programmed by Pegasus pursuant to an LMA as an affiliate of the WB network. The station formerly known as WWLF changed its call letters to WOLF and simulcasts Fox programming on WILF.

(5) Pegasus began programming WPME in August 1997 pursuant to an LMA as an affiliate of UPN.

(6) Pegasus programs WFXU pursuant to an LMA. WFXU has simulcast the programming of WTLH since July 1998.

Cable Television

         We own and operate a cable system serving areas of western and southwestern Puerto Rico and are acquiring a contiguous system serving areas of northwestern Puerto Rico. Our Puerto Rico cable system serves franchised areas of approximately 111,000 households consisting of the port city of Mayaguez and ten contiguous communities, eight of which are currently served by our Puerto Rico cable system. After completion of our acquisition of the Aguadilla cable system, our Puerto Rico cable systems will hold franchises for communities representing almost 20% of Puerto Rico, will pass in excess of 170,000 homes and will serve in excess of 50,000 subscribers.

         Other cable operators serving Puerto Rico include Century Communications serving San Juan and surrounding areas, TCI International (which recently merged with Liberty Communications, a subsidiary of TCI) serving eastern and northern Puerto Rico, and an independent system serving Ponce. Century has recently announced that it is considering "strategic alternatives," including a possible sale of its assets. We believe that it is possible that other strategic transactions may soon occur involving other cable operators in Puerto Rico or that consolidation may occur among some or all of Puerto Rico's cable operators.

         We believe that significant opportunities for growth in revenues and location cash flow exist in Puerto Rico from the delivery of traditional cable services. Cable penetration in Puerto Rico averages 34% (versus a U.S. average of 65% to 70%). We believe that this low penetration is due principally to the limited amount of Spanish language programming offered on Puerto Rico's cable systems. In contrast, Spanish language programming represents virtually all of the programming offered by television stations in Puerto Rico. We believe that cable penetration in our Puerto Rico cable systems will increase over the next five years by the addition of Spanish language networks, locally originated programming and internet access and other broadband and telecommunications services.

Recent and Pending Transactions

Completed Transactions

         Completed DBS Acquisitions. From January 1, 1998 to February 9, 1999, Pegasus made 31 acquisitions from independent DIRECTV providers (the "Completed DBS Acquisitions"). These territories include in the aggregate approximately 862,000 television households (including approximately 66,000 seasonal residences and 95,000 business locations) and approximately 88,000 subscribers. We paid $154.7 million for all of these acquisitions. In buying these territories, we have used a combination of cash, promissory notes, shares of Class A Common Stock of Pegasus Communications, options and warrants to purchase the Class A Common Stock of Pegasus Communications and/or assumed liabilities.

         New England Cable Sale. Effective July 1, 1998, we sold all of our New England cable systems to Avalon Cable of New England, LLC for $30.1 million in cash. We recognized a gain of approximately $24.7 million on this sale.

Pending Transactions

         Pending DBS Acquisitions. As of January 31, 1999, we have entered into letters of intent or definitive agreements to acquire DIRECTV distribution rights in rural areas of Colorado, Indiana, Minnesota, and Ohio. These territories include approximately 115,000 television households, including approximately 5,800 seasonal residences and 11,600 business locations, and approximately 9,400 subscribers. In the aggregate, the consideration for the pending DBS acquisitions is $14.4 million in cash and $3.1 million in promissory notes and assumed liabilities. The closings of these acquisitions are subject to the negotiation of definitive agreements, third party approvals and other customary conditions. We cannot assure you that these conditions will be satisfied.

         Pending Cable Acquisition. We have entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.0 million in cash. As of December 31, 1998, the Aguadilla cable system served approximately 21,500 subscribers and passed approximately 81,300 of the 83,300 homes in the franchise area. The Aguadilla cable system is contiguous to our existing Puerto Rico cable system and, upon completion of the purchase, we intend to consolidate the Aguadilla cable system with our existing cable system. The closing of this acquisition is subject to third party approvals and other customary conditions. One of these conditions is that the Puerto Rico franchising authority will not impose greater burdens on us than it imposes on the present owner. We expect we will have to negotiate terms with the Puerto Rico authority. While we believe we will reach a satisfactory agreement, we cannot be sure. If we do, and the other conditions are met, we expect to close the acquisition in the first quarter of 1999.

Employees

         As of December 31, 1998, we had 514 full-time and 29 part-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

ITEM 2: PROPERTIES

         Our corporate headquarters are located in Radnor, Pennsylvania. Due to the need for greater space, we will be moving to leased space in Bala Cynwyd, Pennsylvania in March 1999. Our new office lease will expire in 2004 and should be adequate for our needs in the foreseeable future.

         Our DBS operations are headquartered in Marlborough, Massachusetts where we also operate a call center. Our Marlborough lease expires in 2002. In connection with our TV operations, we own or lease various transmitting equipment, television stations and office space. Our cable operations include office, headend and warehouse space in Puerto Rico. The property that we do not own in Puerto Rico is operated under leases expiring at various dates through 2004.

ITEM 3: LEGAL PROCEEDINGS

DBS Late Fee Litigation

         In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. We are in the process of evaluating our response and are unable to estimate the amount involved or to determine whether this suit is material to us. Similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

Television Station WDBD

         In connection with the pending license renewal application of television station WDBD, we have learned that there were a substantial number of violations at that station of the FCC's rule establishing limits on the amount of commercial material in programs directed to children. The FCC has options available to address violations of its rules ranging from a letter of admonishment to the revocation of a station license. We expect that the violations at television station WDBD will result in a monetary fine but not in revocation or nonrenewal of the station license. The FCC has not yet completed its review of the matter, however, so the outcome cannot be assured.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our combined operations, cash flows or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction (I)(2)(c) of Form 10-K, Pegasus has omitted the disclosure required by this item.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of Pegasus' equity securities are publicly traded. All of Pegasus' equity securities are held by Pegasus' parent, Pegasus Communications Corporation. Pegasus did not sell any equity securities that would be required to be reported in accordance with Regulation S-K Item 701 of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, Pegasus has omitted the disclosure required by this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between our most recent fiscal year and the fiscal year immediately preceding it.

General

         Pegasus Media & Communications, Inc. is:

         o    A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 279,000 subscribers at January 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to over 3.0 million rural households in 31 states. We distribute DIRECTV through the Pegasus Communications retail network, a network of approximately 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 50,000 subscribers.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers. Cable revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals and installation charges.

         In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

         o    interest;

         o    income taxes;

         o    depreciation and amortization;

         o non-cash charges, such as incentive compensation under Pegasus Communication's restricted stock plan and 401(k) plans;

         o    corporate overhead; and

         o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.

         Location cash flow is pre-marketing cash flow less DBS subscriber acquisition costs.

         Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         Pegasus generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Results of Operations

Year ended December 31, 1998 compared to the year ended December 31, 1997

         Total net revenues in 1998 were $142.0 million, an increase of $75.6 million, or 114%, compared to total net revenues of $66.4 million in 1997. The increase in total net revenues in 1998 was primarily due to an increase in DBS revenues of $76.1 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses in 1998 were $169.9 million, an increase of $102.6 million, or 153%, compared to total operating expenses of $67.3 million in 1997. The increase was primarily due to an increase of $98.8 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $4.2 million in 1998, an increase of $2.0 million, or 87%, compared to $2.3 million in 1997. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         Interest expense was $16.0 million in 1998, an increase of $3.4 million, or 27%, compared to interest expense of $12.6 million in 1997. The increase in interest expense is primarily due to an increase in bank borrowings and seller notes associated with Pegasus' DBS acquisitions. Interest income was $660,000 in 1998, an increase of $558,000, or 546%, compared to interest income of $102,000 in 1997. The increase in interest income is due to greater average cash balances in 1998 compared to 1997.

         Other expenses were $462,000 in 1998, an increase of $314,000, or 212%, compared to other expenses of $148,000 in 1997. The increase is primarily due to increased investor relation activities.

         The gain on sale of the cable systems was $24.7 million in 1998 compared to $4.5 million in 1997. In 1997, Pegasus sold its New Hampshire cable system for $6.9 million resulting in a gain of $4.5 million. In 1998, Pegasus sold its remaining New England cable systems for $30.1 million resulting in a gain of $24.7 million.

         The provision for income taxes increased by approximately $4.3 million primarily as a result of differences between the financial statement carrying values and tax bases of assets and liabilities associated with Pegasus' DBS acquisitions and the tax treatment of the gain on sale of the cable systems.

         Extraordinary loss from the extinguishment of debt decreased $1.7 million in 1998. In 1997, Pegasus refinanced its existing $130.0 million credit facility with a new $180.0 million credit facility and accordingly, the deferred financing costs associated with the $130.0 million credit facility were written off. No such refinancing occurred in 1998.

DBS

         Pegasus' DBS business experienced significant growth in 1998. During 1998, Pegasus acquired approximately 71,000 subscribers and the exclusive DIRECTV distribution rights to approximately 636,000 households in rural areas of the United States. At December 31, 1998, Pegasus had exclusive DIRECTV distribution rights to 2.8 million households and 254,000 subscribers as compared to 2.2 million households and 132,000 subscribers at December 31, 1997. Pegasus had 3.0 million households and 274,000 subscribers at December 31, 1998, including pending acquisitions. At December 31, 1997, subscribers would have been 214,000, including pending and completed acquisitions. Subscriber penetration increased from 7.0% at December 31, 1997 to 9.0% at December 31, 1998, including pending and completed acquisitions.

         Total DBS net revenues were $94.1 million in 1998, an increase of $76.1 million, or 423%, compared to DBS net revenues of $18.0 million in 1997. The increase is primarily due to an increase in the average number of subscribers in 1998 compared to 1997. Pegasus' 1998 DBS acquisitions represented $17.3 million, or 23%, of the $76.1 million increase in DBS net revenues. The average monthly revenue per subscriber was $41.91 in 1998 compared to $40.72 in 1997. Pro forma DBS net revenues, including pending acquisitions at December 31, 1998, were $121.7 million, an increase of $32.7 million, or 37%, compared to pro forma DBS net revenues of $89.1 million in 1997.

         Programming, technical, and general and administrative expenses were $65.0 million in 1998, an increase of $53.0 million, or 442%, compared to $12.0 million in 1997. The increase is attributable to significant growth in subscribers and territory in 1998. Pegasus' 1998 DBS acquisitions represented $11.1 million, or 21%, of the $53.0 million increase in programming, technical, and general and administrative expenses. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.1% in 1998 compared to 66.7% in 1997.

         Subscriber acquisition costs were $27.0 million, an increase of $21.5 million compared to $5.5 million in 1997. In 1997, $701,000 in subscriber acquisition costs were capitalized as a significant number of subscribers entered into extended programming contracts. Pegasus generally did not require new subscribers to sign programming contracts in 1998. The total subscriber acquisition costs per gross subscriber addition were $341 in 1998 compared to $236 in 1997. The increase is attributable to increases in sales commissions paid to Pegasus' dealers, promotional programming and advertising. Pegasus expects subscriber acquisition costs per gross subscriber addition to increase in 1999.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $985,000 in 1998, an increase of $545,000, or 124%, compared to $440,000 in 1997. The increase resulted from a larger gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $30.9 million in 1998, an increase of $23.0 million, or 293%, compared to $7.9 million in 1997. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred in 1997 and 1998.

Broadcast

         In 1998, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues in 1998 were $34.1 million, an increase of $2.4 million, or 8%, compared to net broadcast revenues of $31.7 million in 1997. The increase was primarily attributable to an increase of $1.3 million in net broadcast revenues from stations that began operations in 1997 and a $558,000 increase in barter revenue. Net broadcast revenues from the two stations launched in 1998 were minimal.

         Programming, technical, and general and administrative expenses were $18.1 million in 1998, an increase of $2.3 million, or 15%, compared to $15.7 million in 1997. The increase is primarily due to a full year's expenses from the two stations launched in 1997 and higher programming costs in 1998.

         Marketing and selling expenses were $6.0 million in 1998, an increase of $317,000, or 6%, compared to $5.7 million in 1997. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $177,000 in 1998, a decrease of $120,000, or 40%, compared to $298,000 in 1997. The decrease resulted from a lower gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $4.5 million in 1998, an increase of $799,000, or 22%, compared to $3.7 million in 1997. The increase in depreciation and amortization is due to an increase in fixed assets associated with the construction of the new stations in 1997 and 1998.

Cable

         Total net cable revenues were $13.8 million in 1998, a decrease of $2.9 million, or 18%, compared to net cable revenues of $16.7 million in 1997. The decrease is primarily due to the sale of Pegasus' remaining New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $3.3 million in 1998 compared to $6.1 million in 1997. The net revenues derived from Pegasus' Puerto Rico cable system were $10.5 million in 1998 compared to $10.4 million in 1997. The average monthly revenue per subscriber was $33.48 in 1998 compared to $32.46 in 1997. On September 22, 1998, Hurricane Georges swept through Puerto Rico damaging Pegasus' cable system. Prior to the hurricane, Pegasus had approximately 29,000 subscribers. As of December 31, 1998 there were 28,800 subscribers, compared to 27,300 at December 31, 1997. Pegasus estimates that it lost approximately $1.4 million in net cable revenues as a result of the hurricane.

         Programming, technical, and general and administrative expenses were $7.6 million in 1998, a decrease of $870,000, or 10%, compared to $8.4 million in 1997. The decrease is primarily attributable to the sale of Pegasus' New England cable systems.

         Marketing and selling expenses were $341,000 in 1998, an increase of $74,000, or 28%, compared to $267,000 in 1997. The increase is primarily due to an increase in Puerto Rico's promotional expenses in connection with post-hurricane activities partially offset by the sale of Pegasus' New England cable systems.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $115,000 in 1998, a decrease of $66,000, or 36%, compared to $181,000 in 1997. The decrease resulted from a lower gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $5.0 million in 1998, a decrease of $650,000, or 12%, compared to $5.6 million in 1997. The decrease in depreciation and amortization is primarily due to the sale of Pegasus' New England cable systems.

Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs and to fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow increased by approximately $20.7 million, or 85%, for the year ended December 31, 1998 as compared to the same period in 1997. Pre-marketing cash flow increased as a result of:

         o a $23.1 million, or 385%, increase in DBS pre-marketing cash flow of which $928,000, or 4%, was due to an increase in same territory pre-marketing cash flow and $22.2 million or 96% was attributable to territories acquired in 1997 and 1998;

         o a $249,000, or 2%, decrease in broadcast location cash flow as the result of a $121,000, or 1%, decrease in same station location cash flow and a $128,000 decrease attributable to the four new stations launched in August 1997, October 1997, July 1998 and November 1998; and

         o a $2.1 million, or 27%, decrease in cable location cash flow. This decrease was the result of a $610,000, or 13%, decrease in Puerto Rico same system location cash flow, a $67,000 reduction due to the sale of Pegasus' New Hampshire cable system effective January 31, 1997 and a $1.4 million reduction due to the sale of Pegasus' remaining New England cable systems effective July 1, 1998.

         During the year ended December 31, 1998, proceeds from the sale of Pegasus' remaining New England cable systems amounted to $30.1 million which, together with $17.0 million of cash on hand at the beginning of the year, $172,000 of cash acquired from acquisitions and $103.6 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $3.4 million and other investing activities of $124.8 million. Investing activities, net of cash acquired from acquisitions and proceeds from the sale of the New England cable systems, consisted of:

         o the acquisition of DBS assets from 26 independent DIRECTV providers during 1998 for approximately $109.3 million;

         o approximately $6.8 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Pegasus commenced the programming of four new broadcast stations over the last two years, WPME in August 1997, WGFL in October 1997, WFXU in July 1998 and WSWB in November 1998, and plans to commence programming an additional station by or in the year 2000;

         o    DBS facility upgrades of approximately $1.2 million;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $2.0 million;

         o    payments of programming rights amounting to $2.6 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $2.9 million.

         Financing activities consisted of:

         o contributions by Pegasus Communications Corporation of approximately $84.5 million;

         o    net borrowings on bank credit facilities totaling $27.5 million;

         o the repayment of approximately $7.4 million of long-term debt, primarily sellers' notes, borrowings from affiliates and capital leases; and

         o restricted cash placed in escrow of $1.0 million in connection with the pending purchase of a cable system serving Aguadilla, Puerto Rico.

         As of December 31, 1998, cash on hand amounted to $22.7 million plus restricted cash of $1.0 million. Pegasus had $27.5 million drawn and standby letters of credit amounting to $36.4 million under its $180.0 million credit facility.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the 26 completed DBS acquisitions occurring in 1998 and the sale of our remaining New England cable systems, as if such acquisitions/disposition occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $47.5 million as follows:

                                                                                 Four Quarters Ended
                                (in thousands)                                     December 31,1998
                                                                                 -------------------
Revenues .....................................................................         $176,786
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges ...........................................................          125,714
                                                                                       --------
Income from operations before incentive compensation, corporate  expenses,
  depreciation and amortization and other non-cash charges ...................           51,072
Corporate expenses ...........................................................            3,525
                                                                                       --------
Adjusted operating cash flow .................................................          $47,547
                                                                                       ========

         Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

         o  pay dividends and make certain other payments and investments;

         o  borrow additional funds;

         o  create liens; and

         o  to sell our assets.

Failing to make debt payments or comply with our covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

         Pegasus closely monitors conditions in the capital markets to identify opportunities for the effective use of financial leverage. In financing its future expansion and acquisition requirements, Pegasus would expect to avail itself of such opportunities and thereby increase its indebtedness. This could result in increased debt service requirements. We cannot assure you that such debt financing can be completed on terms satisfactory to Pegasus or at all. Pegasus may also issue additional equity to fund its future expansion and acquisition requirements.

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the 2000s from dates in the 1900s. These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

         Pegasus has reviewed all of its systems as to the year 2000 issue. Pegasus' primary focus has been on its own internal systems. Pegasus has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems are expected to be in place by May 31, 1999. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Pegasus to address and may have a material adverse impact on Pegasus' financial condition and its results of operations.

         Pegasus relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Pegasus has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue by the first quarter of 1999. In addition, Pegasus has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Pegasus' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Pegasus has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Pegasus' financial condition and its results of operations.

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of its year 2000 contingency planning effort, Pegasus examines information received from external sources for date integrity before bringing it into its internal systems. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond December 31, 1998 relating to the year 2000 issue are not expected to be significant.

Seasonality

         Pegasus' revenues vary throughout the year. As is typical in the broadcast television industry, Pegasus' first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. Pegasus' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

Inflation

         Pegasus believes that inflation has not been a material factor affecting its business. In general, Pegasus' revenues and expenses are impacted to the same extent by inflation. A majority of Pegasus' indebtedness bears interest at a fixed rate.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-24.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The Registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and in reliance thereof is filing this Form with reduced disclosure. As such, the entire Part III is omitted.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report:

                  (1)      Financial Statements

                           The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

                  (2)      Financial Statement Schedules

                                                                           Page
                                                                           ----
         Report of PricewaterhouseCoopers  LLP..............................S-1
         Schedule II - Valuation and Qualifying Accounts....................S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  (3)       Exhibits

Exhibit
Number   Description of Document
-------  -----------------------
2.1 Asset Purchase Agreement dated as of July 23, 1998 among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc. and PS&G Cable Partners, Inc. (which is incorporated by reference herein to Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 1998).
2.2 Asset Purchase Agreement dated as of January 16, 1998 between Avalon Cable of New England, LLC and Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (which is incorporated by reference herein to Pegasus Communications Corporation's Form 8-K dated January 16, 1998).
3.1 Amended and Restated Certificate of Incorporation of Pegasus, as amended (which is incorporated by reference to Exhibit 3.1 to Pegasus' Registration Statement on Form S-1 (File No. 33-95042)).
3.2 By-Laws of Pegasus (which is incorporated by reference to Exhibit 3.2 to Pegasus' Registration Statement on Form S-1 (File No. 33-95042)).
4.1 Indenture, dated as of July 7, 1995, by and among Pegasus, the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the
         12 1/2% Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
4.2 Form of 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
4.3 Form of Subsidiary Guarantee with respect to the 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
10.1 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and D. & K. Broadcast Properties L.P. relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.5 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.2 Agreement and Amendment to Station Affiliation Agreement, dated as of June 11, 1993, between Fox Broadcasting Company and Donatelli & Klein Broadcast relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.6 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.3 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcast Company and Scranton TV Partners Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.8 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.4 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Scranton TV Partners, Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.9 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.5 Amendment to Fox Broadcasting Company Station Affiliation Agreement Regarding Network Nonduplication Protection, dated December 2, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television stations WOLF, WWLF, and WILF (which is incorporated herein by reference to Exhibit 10.10 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.6 Consent to Assignment, dated May 1, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WOLF (which is incorporated herein by reference to Exhibit
         10.11 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.7 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and WDSI Ltd. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.12 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.8 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.13 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.9 Franchise Agreement for Mayaguez, Puerto Rico (which is incorporated herein by reference to Exhibit 10.14 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).

10.10 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).
10.11 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.12 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus' Registration Statement on Form S-4 (File No. 33-95042)).
10.13 Franchise Agreement granted to Dom's Tele-Cable, Inc., to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to Pegasus' Form 8-K dated March 21, 1996)).
10.14 Franchise Agreement granted to Dom's Tele-Cable, Inc. to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to
         Exhibit 3 to Pegasus' Form 8-K dated March 21, 1996)).
10.15 Credit Agreement dated as of December 10, 1997 by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference herein to Exhibit 10.1 to Pegasus Communications Corporation's Form 8-K dated December 10, 1997).
10.16+   Pegasus Restricted Stock Plan (which is incorporated by reference to
         Exhibit 10.28 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-05057)).
10.17+ Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-05057)).
10.18+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of December 18, 1998) (which is incorporated by reference to Exhibit 10.18 to Pegasus Communications Corporation's Registration Statement on Form S-3 (File No. 333-70949)).
10.19+ Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-18739)).
10.20 Amendment to Credit Agreement executed as of March 10, 1998 by and among Pegasus, the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.21 to Pegasus Communications Corporation's Registration Statement on Form S-4 (File No. 333-44929)).
10.21 Second Amendment to Credit Agreement executed as of August 3, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.22 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).
10.22 Third Amendment to Credit Agreement executed as of December 31, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.23 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).
10.23 Second Amended and Restated Credit Agreement dated as of July 30, 1997 among Digital Television Services, LLC, and several lenders, CIBC Wood Gundy Securities Corp., as arranger, Morgan Guaranty Trust Company of New York, Fleet National Bank, and Canadian Imperial Bank of Commerce (which is incorporated by reference to Exhibit 10.1 of Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).
27.1*    Financial Data Schedule.
---------------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.

         (b)      Reports on Form 8-K.

                  There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1998.

                        SIGNATURES AND POWERS OF ATTORNEY


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PEGASUS MEDIA & COMMUNICATIONS, INC.


                       By: /s/ Marshall W. Pagon
                          -------------------------------------
                          Marshall W. Pagon
                          Chairman of the Board,
                          Chief Executive Officer and President

Date: March 25, 1999

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

                                                                    Title                            Date
                                                                    -----                            ----
            /s/ Marshall W. Pagon                       Chairman of the Board, Chief             March 25, 1999
-----------------------------------------------         Executive Officer and President
              Marshall W. Pagon
        (Principal Executive Officer)


           /s/ Robert N. Verdecchio                     Senior Vice President, Chief             March 25, 1999
-----------------------------------------------         Financial Officer, Assistant
             Robert N. Verdecchio                       Secretary, and Director
 (Principal Financial and Accounting Officer)

            /s/ Michael C. Brooks                       Director                                 March 25, 1999
-----------------------------------------------
              Michael C. Brooks

                                                        Director                                 March 25, 1999
-----------------------------------------------
             Harry F. Hopper III

          /s/ James J. McEntee, III                     Director                                 March 25, 1999
-----------------------------------------------
            James J. McEntee, III



             /s/ Mary C. Metzger                        Director                                 March 25, 1999
-----------------------------------------------
               Mary C. Metzger

            /s/ William P. Phoenix                      Director                                 March 25, 1999
-----------------------------------------------
              William P. Phoenix

             /s/ Riordon B. Smith                       Director                                 March 25, 1999
-----------------------------------------------
               Riordon B. Smith

             /s/ Donald W. Weber                        Director                                 March 25, 1999
-----------------------------------------------
               Donald W. Weber



                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----
Report of PricewaterhouseCoopers LLP                                                             F-2

Combined Balance Sheets as of December 31, 1997 and 1998                                         F-3

Combined Statements of Operations for the years ended December 31, 1996, 1997 and 1998           F-4

Combined Statements of Changes in Total Equity for the years ended December 31, 1996,
  1997 and 1998                                                                                  F-5

Combined Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998           F-6

Notes to Combined Financial Statements                                                           F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholder of Pegasus Media & Communications, Inc.:


In our opinion, the accompanying combined balance sheets and the related combined statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS  LLP


Philadelphia, Pennsylvania
February 12, 1999

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                                                    December 31,
                                                                        ---------------------------------
                                                                            1997                 1998
                                                                        ------------          -----------
                             ASSETS
Current  assets:

    Cash and cash equivalents                                           $ 17,010,315         $ 22,706,767
    Restricted cash                                                                -            1,000,000
    Accounts receivable, less allowance for doubtful
     accounts of $319,000 and $384,000, respectively                      13,074,636           16,736,558
    Inventory                                                                974,920            4,693,450
    Program rights                                                         2,059,346            3,156,715
    Deferred taxes                                                         2,602,453            2,602,453
    Prepaid expenses and other                                               767,482              722,420
                                                                        ------------         ------------
      Total current assets                                                36,489,152           51,618,363

Property and equipment, net                                               27,382,713           28,785,294
Intangible assets, net                                                   272,164,370          369,745,145
Program rights                                                             2,262,299            3,428,382
Deferred taxes                                                                     -            7,167,379
Deposits and other                                                           624,629              872,386
                                                                        ------------         ------------

    Total assets                                                        $338,923,163         $461,616,949
                                                                        ============         ============

                 LIABILITIES AND EQUITY

Current liabilities:
    Current portion of long-term debt                                   $  6,328,463         $ 10,332,061
    Accounts payable                                                       5,207,719            3,246,132
    Accrued interest                                                       6,025,004            6,188,829
    Accrued satellite programming and fees                                 6,089,389           11,272,599
    Accrued expenses                                                      11,134,589           12,496,547
    Current portion of program rights payable                              1,418,581            2,431,515
                                                                        ------------         ------------
      Total current liabilities                                           36,203,745           45,967,683

Long-term debt                                                            86,979,613          124,812,182
Advances from affiliates                                                   9,845,583            8,880,953
Program rights payable                                                     1,416,446            2,472,367
Deferred taxes                                                             2,652,454           14,315,249
                                                                        ------------         ------------
     Total liabilities                                                   137,097,841          196,448,434
                                                                        ------------         ------------

Commitments and contingent liabilities                                             -                    -

Minority interest                                                          3,000,000            3,000,000

Common stockholder's equity:
    Class A common stock; $0.01 par value; 230,000 shares
      authorized; 161,500 issued and outstanding                               1,615                1,615
    Class B common stock; $0.01 par value; 20,000 shares
      authorized; 8,500 issued and outstanding                                    85                   85
    Additional paid-in capital                                           227,221,423          314,010,492
    Deficit                                                              (28,397,801)         (51,843,677)
                                                                        ------------         ------------
      Total stockholder's equity                                         198,825,322          262,168,515
                                                                        ------------         ------------
    Total liabilities and stockholder's equity                          $338,923,163         $461,616,949
                                                                        ============         ============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations


                                                                                  Years Ended December 31,
                                                                      ---------------------------------------------
                                                                          1996            1997             1998
                                                                      -----------     ------------     ------------
Net revenues:
     DBS                                                               $4,213,059      $17,989,779     $ 94,087,627
     Broadcast                                                         28,487,622       31,725,595       34,135,453
     Cable                                                             13,496,019       16,688,496       13,767,400
                                                                      -----------     ------------    -------------
       Total net revenues                                              46,196,700       66,403,870      141,990,480

Operating expenses:
     DBS
        Programming, technical, general and administrative              3,365,183       11,991,189       65,004,534
        Marketing and selling                                             445,843        4,803,843       27,044,279
        Incentive compensation                                             95,162          440,145          985,000
        Depreciation and amortization                                     838,393        7,854,842       30,885,788
     Broadcast
        Programming, technical, general and administrative             13,951,969       15,719,022       18,061,429
        Marketing and selling                                           4,822,617        5,675,900        5,992,751
        Incentive compensation                                            691,436          297,734          177,345
        Depreciation and amortization                                   4,000,066        3,724,046        4,523,252
     Cable
        Programming, technical, general and administrative              7,102,573        8,426,755        7,556,548
        Marketing and selling                                              89,625          266,588          340,591
        Incentive compensation                                            148,172          181,300          115,430
        Depreciation and amortization                                   5,245,255        5,642,901        4,992,833

     Corporate expenses                                                 2,045,582        1,618,965        3,524,974
     Corporate depreciation and amortization                              409,135          632,469          680,164
                                                                      -----------     ------------    -------------
       Income (loss) from operations                                    2,945,689         (871,829)     (27,894,438)

Interest expense                                                      (12,438,366)     (12,595,892)     (15,980,346)
Interest income                                                           232,361          102,175          660,330
Other expenses, net                                                      (136,035)        (148,382)        (462,438)
Gain on sale of cable systems                                                   -        4,451,320       24,726,432
                                                                      -----------     ------------    -------------

     Loss before income taxes                                          (9,396,351)      (9,062,608)     (18,950,460)
Provision (benefit) for income taxes                                     (120,000)         200,000        4,495,416
                                                                      -----------     ------------    -------------
     Loss before extraordinary items                                   (9,276,351)      (9,262,608)     (23,445,876)
Extraordinary loss from
  extinguishment of debt, net                                            (250,603)      (1,656,164)               -
                                                                      -----------     ------------    -------------


     Net loss                                                         ($9,526,954)    ($10,918,772)   ($ 23,445,876)
                                                                      ===========     ============    =============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
           Combined Statements of Changes in Total Equity (Deficiency)


                                                                Common Stock
                                              -----------------------------------------------
                                                     Class A                 Class B
                                              -----------------------------------------------
                                                Number        Par       Number       Par
                                               of Shares     Value     of Shares    Value
                                              ----------    ------     ---------    -----
Balances at January 1, 1996                     161,500     $1,615       8,500       $85
Net loss
Contribution by Partners
Conversions of partnerships
                                              ------------------------------------------------
Balances at December 31, 1996                   161,500      1,615       8,500        85
Net loss
Contribution by Parent
                                              ------------------------------------------------
Balances at December 31, 1997                   161,500      1,615       8,500        85
Net loss
Contribution by Parent
                                              ------------------------------------------------
Balances at December 31, 1998                   161,500     $1,615       8,500       $85
                                              ================================================



[RESTUB]

                                            Additional         Retained          Partners'            Total
                                             Paid-In            Earnings          Capital             Equity
                                             Capital           (Deficit)         (Deficit)         (Deficiency)
                                            ----------         ---------         ---------         ------------
Balances at January 1, 1996                 $7,880,848         $1,325,548       ($9,383,036)        ($174,940)
Net loss                                                       (4,351,099)       (5,175,855)       (9,526,954)
Contribution by Partners                                                            105,413           105,413
Conversions of partnerships                                   (14,453,478)       14,453,478
                                          ---------------------------------------------------------------------
Balances at December 31, 1996                7,880,848        (17,479,029)                         (9,596,481)
Net loss                                                      (10,918,772)                        (10,918,772)
Contribution by Parent                     219,340,575                                            219,340,575
                                          ---------------------------------------------------------------------
Balances at December 31, 1997              227,221,423        (28,397,801)                        198,825,322
Net loss                                                      (23,445,876)                        (23,445,876)
Contribution by Parent                      86,789,069                                             86,789,069
                                          ---------------------------------------------------------------------
Balances at December 31, 1998             $314,010,492       ($51,843,677)                       $262,168,515
                                          =====================================================================



             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                                                  Years Ended December 31,
                                                                    --------------------------------------------------
                                                                        1996              1997               1998
                                                                    ------------      -------------      -------------
Cash flows from operating activities:
     Net loss                                                       ($9,526,954)      ($10,918,772)      ($23,445,876)
     Adjustments to reconcile net loss
       to net cash provided (used) by operating activities:
       Extraordinary loss on
        extinguishment of debt, net                                     250,603          1,656,164                  -
       Depreciation and amortization                                 10,492,849         17,854,258         41,082,037
       Program rights amortization                                    1,514,122          1,715,556          2,366,429
       Accretion on discount of bonds                                   392,324            394,219            396,125
       Stock incentive compensation                                     934,770            919,179          1,277,775
       Gain on sale of cable systems                                          -         (4,451,320)       (24,726,432)
       Bad debt expense                                                 335,856            578,969          1,976,280
       Change in assets and liabilities:
          Accounts receivable                                        (1,504,597)        (4,496,937)        (5,239,953)
          Inventory                                                     402,942           (123,952)        (3,717,630)
          Prepaid expenses and other                                   (419,803)           575,233             13,945
          Accounts payable and accrued expenses                       5,355,841          4,447,602          6,706,088
          Accrued interest                                              418,338            166,353            163,825
          Capitalized subscriber acquisition costs                   (1,183,002)          (700,520)                 -
          Deposits and other                                            (74,173)          (458,131)          (247,757)
                                                                    -----------      -------------      -------------
     Net cash provided (used) by operating activities                 7,389,116          7,157,901         (3,395,144)
                                                                    -----------      -------------      -------------
Cash flows from investing activities:
        Acquisitions                                                (41,200,514)       (45,580,199)      (109,339,673)
        Cash acquired from acquisitions                                       -          4,061,082            171,900
        Capital expenditures                                         (6,242,598)        (9,375,075)        (9,776,662)
        Purchase of intangible assets                                  (575,725)        (2,338,789)        (3,131,102)
        Payments for programming rights                              (1,830,903)        (2,584,241)        (2,561,026)
        Proceeds from sale of cable systems                                   -          6,945,270         30,132,826
                                                                    -----------      -------------      -------------
     Net cash used for investing activities                         (49,849,740)       (48,871,952)       (94,503,737)
                                                                    -----------      -------------      -------------
Cash flows from financing activities:
        Repayments of long-term debt                                   (103,639)          (213,612)        (6,234,046)
        Borrowings on bank credit facilities                         41,400,000            526,250         91,500,000
        Repayments of bank credit facilities                        (11,800,000)      (124,326,250)       (64,000,000)
        Contributions by Parent                                               -        166,685,569         84,522,254
        Net proceeds (repayments) of borrowings from affiliates               -          9,845,583           (964,630)
        Restricted cash                                               9,881,198                  -         (1,000,000)
        Debt issuance costs                                            (304,237)        (1,885,630)                 -
        Capital lease repayments                                       (267,900)          (324,322)          (228,245)
        Contributions by Partners                                       105,413                  -                  -
                                                                    -----------      -------------      -------------
     Net cash provided by financing activities                       38,910,835         50,307,588        103,595,333
                                                                    -----------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                 (3,549,789)         8,593,537          5,696,452
Cash and cash equivalents, beginning of year                         11,966,567          8,416,778         17,010,315
                                                                    -----------      -------------      -------------
Cash and cash equivalents, end of year                               $8,416,778        $17,010,315        $22,706,767
                                                                    ===========      =============      =============

            See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries stated below, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Corporation ("PCC" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT") and PST Holdings, Inc. ("PSTH").

         Pegasus' subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico.

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated. Certain amounts for 1996 and 1997 have been reclassified for comparative purposes.

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

Restricted Cash:

         The Company has restricted cash held in escrow of $1.0 million at December 31, 1998 in connection with the pending purchase of a cable system serving Aguadilla, Puerto Rico.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.
                                       F-7

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies:  - (Continued)

Long-Lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence which suggest the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows. To date, no such impairments have occurred.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs including material, labor and overhead costs of the hookup are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

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

Intangible Assets:

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statement of operations. Costs of successful franchise applications are capitalized and amortized over the lives of the related franchise agreements, while unsuccessful franchise applications and abandoned franchises are charged to expense. Financing costs incurred in obtaining long-term financing are amortized over the term of the applicable loan.

         The Company's policy is to capitalize subscriber acquisition costs, such as commissions and equipment subsidies, directly related to new subscribers who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no contract is obtained. Subsequent to September 30, 1997, the Company does not require new DBS customers to sign programming contracts and as a result subscriber acquisition costs are charged to operations in the period incurred.

         Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

          Broadcast licenses...................................        40 years
          Network affiliation agreements.......................        40 years
          Goodwill.............................................        40 years
          DBS rights...........................................        10 years
          Subscriber acquisition costs.........................          1 year
          Other intangibles....................................   2 to 14 years

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies:  - (Continued)

Revenue:

         The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided. The Company recognizes revenue in its Broadcast operations when advertising spots are broadcast.

         The Company obtains a portion of its TV programming through its network affiliations with Fox, UPN and WB and also through independent producers. The Company does not make any direct payments for this programming. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the advertisements sold by the networks or independent producers are broadcast. Gross barter amounts of $6.3 million, $7.5 million and $8.1 million for 1996, 1997 and 1998, respectively, are included in Broadcast revenue and programming expense in the accompanying combined statements of operations.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled approximately $975,000, $2.5 million and $9.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.5 million, $1.7 million and $2.4 million is included in Broadcast programming expense for the years ended December 31, 1996, 1997 and 1998, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

Income Taxes:

         The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, L.P., a subsidiary of the Company, is treated as a partnership for federal and state income tax purposes but taxed as a corporation for Puerto Rico income tax purposes.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies: - (Continued)

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic regions. As of December 31, 1997 and 1998, the Company had no significant concentrations of credit risk.

Reliance on DIRECTV:

         A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. Because the Company is a distributor of DIRECTV services, the Company would be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV or its parent, Hughes Electronics Corporation.

New Accounting Pronouncements:

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has reviewed the provisions of SOP 98-5 and SFAS No. 133 and the implementation of these standards is not expected to have any significant impact on its combined financial statements.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3.   Property and Equipment:

         Property and equipment consist of the following:

                                                           December 31,     December 31,
                                                               1997             1998
                                                           ------------     ------------
    Reception and distribution facilities..........        $27,012,297      $20,712,511
    Transmitter equipment..........................         15,113,116       17,534,865
    Equipment, furniture and fixtures..............          2,661,743        3,637,452
    Building and improvements......................          2,208,163        2,914,325
    Land...........................................            907,712        1,189,163
    Vehicles.......................................            983,256        1,111,665
    Other equipment................................          2,612,332        4,155,857
                                                           -----------      -----------
                                                            51,498,619       51,255,838
    Accumulated depreciation.......................        (24,115,906)     (22,470,544)
                                                           -----------      -----------
    Net property and equipment.....................        $27,382,713      $28,785,294
                                                           ===========      ===========

         Depreciation expense amounted to $5.1 million, $5.4 million and $5.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

4.   Intangibles:

         Intangible assets consist of the following:

                                                           December 31,     December 31,
                                                               1997             1998
                                                           ------------     ------------
    DBS rights.....................................        $203,379,952     $336,284,991
    Franchise costs................................          35,332,755       31,157,958
    Goodwill.......................................          28,490,035       28,033,368
    Broadcast licenses and affiliation agreements..          15,094,212       15,062,241
    Consultancy and non-compete agreements.........           6,010,838        7,022,688
    Deferred financing costs.......................           6,934,088        6,696,843
    Subscriber acquisition costs...................           5,787,156                -
    Other deferred costs...........................           8,529,281        8,674,193
                                                           ------------     ------------
                                                            309,558,317      432,932,282
    Accumulated amortization.......................         (37,393,947)     (63,187,137)
                                                           ------------     ------------
    Net intangible assets..........................        $272,164,370     $369,745,145
                                                           ============     ============

         Amortization expense amounted to $5.4 million, $12.4 million and $35.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

5.   Common Stock:

         In October 1996, the Company became a direct subsidiary of PCC as a result of PCC's initial public offering of its Class A Common Stock. In December 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common stock, Pegasus became a wholly owned subsidiary of PCC.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

6.   Long-Term Debt:

             Long-term debt consists of the following :

                                                                                   December 31,         December 31,
                                                                                       1997                 1998
                                                                                   ------------         ------------
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,018,003 and $2,621,878 as of December 31, 1997 and 1998,
    respectively................................................................   $81,981,997          $82,378,122
Senior six-year $180.0 million revolving credit facility, payable by Pegasus, interest at the Company's option at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin (7.8125% at
    December 31, 1998)..........................................................             -           27,500,000
Mortgage payable, due 2000, interest at 8.75%...................................       477,664              454,965
Note payable, due 1998, interest at 10%.........................................     3,050,000                    -
Sellers' notes, due 1999 to 2005, interest at 3% to 8%..........................     7,171,621           24,376,107
Capital leases and other........................................................       626,794              435,049
                                                                                   -----------         ------------
                                                                                    93,308,076          135,144,243
Less current maturities.........................................................     6,328,463           10,332,061
                                                                                   -----------         ------------
Long-term debt..................................................................   $86,979,613         $124,812,182
                                                                                   ===========         ============

         In December 1997, the Company entered into a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of Pegasus and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of December 31, 1998, $36.4 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $23.5 million collateralizing certain of the Company's outstanding sellers' notes.

         The Company's 12.5% Series B Notes due 2005 (the "12.5% Series B Notes") may be redeemed, at the option of the Company, in whole or in part, at various points in time after July 1, 2000 at the redemption prices specified in the indenture governing the 12.5% Series B Notes, plus accrued and unpaid interest thereon.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6.       Long-Term Debt: - (Continued)

         At December 31, 1998, maturities of long-term debt and capital leases are as follows:

           1999...........................................    $ 10,332,061
           2000...........................................       7,109,950
           2001...........................................       4,717,767
           2002...........................................       2,302,583
           2003...........................................      27,803,760
           Thereafter.....................................      82,878,122
                                                              ------------
                                                              $135,144,243
                                                              ============
7.   Leases:

         The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2004. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $686,000, $896,000 and $935,000, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                     1997           1998
                                                  ----------     ----------
     Equipment, furniture and fixtures......      $  676,679     $  638,148
     Vehicles...............................         516,642        371,121
                                                  ----------     ----------
                                                   1,193,321      1,009,269
     Accumulated depreciation...............        (508,305)      (493,647)
                                                  ----------     ----------
                                                  $  685,016     $  515,622
       Total................................      ==========     ==========

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1998 are as follows:

                                           Operating          Capital
                                            Leases             Leases
                                          ----------          --------
     1999...........................        $860,202          $162,543
     2000...........................         677,777           159,098
     2001...........................         563,970           143,053
     2002...........................         203,811            54,799
     2003...........................          54,928             1,560
     Thereafter.....................           2,800                 -
                                          ----------          --------
     Total minimum payments.........      $2,363,488           521,053
                                          ==========
     Less: amount representing
       interest.....................                            86,004
                                                              --------
     Present value of net minimum
       lease payments including
       current maturities of
       $121,870.....................                          $435,049
                                                              ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

8.   Income Taxes:

         The following is a summary of the components of income taxes from operations:

                                               1996         1997         1998
                                            ----------    --------    ----------
    Federal - deferred....................  ($169,000)                $4,320,416
    State and local - current.............     49,000     $200,000       175,000
                                            ---------     --------    ----------
       Provision (benefit) for income
        taxes.............................  ($120,000)    $200,000    $4,495,416
                                            =========     ========    ==========

         The deferred income tax assets and liabilities recorded in the combined balance sheets at December 31, 1997 and 1998 are as follows:

                                                           1997         1998
                                                       ------------  -----------
    Assets:
        Receivables...................................     $73,547     $145,744
        Excess of tax basis over book basis
            from tax gain recognized upon
            incorporation of subsidiaries.............   1,890,025    2,112,381
        Loss carryforwards............................  18,046,889   30,824,090
        Other.........................................     870,305      972,694
                                                       -----------  -----------
             Total deferred tax assets................  20,880,766   34,054,909
                                                       -----------  -----------
    Liabilities:
        Excess of book basis over tax basis
            of property, plant and equipment..........   1,938,899    2,355,072
        Excess of book basis over tax basis of
            amortizable intangible assets.............   5,695,313   11,960,177
                                                       -----------  -----------
            Total deferred tax liabilities............   7,634,212   14,315,249
                                                       -----------  -----------
        Net deferred tax assets.......................  13,246,554   19,739,660
             Valuation allowance...................... (13,296,554) (24,285,077)
                                                       -----------  -----------
        Net deferred tax liabilities..................    ($50,000) ($4,545,417)
                                                       ===========  ===========

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1998, which may not be utilized.

         At December 31, 1998, the Company has net operating loss carryforwards of approximately $81.1 million which are available to offset future taxable income and expire through 2018.

         A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                  1996        1997       1998
                                                -------     -------    -------
    U.S. statutory federal income tax rate....   34.00%      34.00%     35.00%
    Foreign net operating loss................    1.73           -          -
    Valuation allowance.......................  (36.92)     (34.38)     (0.13)
    Other.....................................       -        1.43          -
                                                ------      ------      -----
    Effective tax rate........................  (1.19%)       1.05%     34.87%
                                                ======      ======      =====

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

9.   Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                                 Years ended December 31,
                                                                       ------------------------------------------
                                                                          1996             1997           1998
                                                                       ----------       ----------     ----------
Barter revenue and related expense................................     $6,337,220       $7,520,000     $8,078,000
Acquisition of program rights and assumption of related
  program payables................................................      1,140,072        3,452,779      4,629,881
Acquisition of plant under capital leases.........................        312,578          501,907         36,500
Capital contribution and related acquisition of intangibles.......              -       51,442,941      1,122,059
Execution of license agreement option.............................      3,050,000                -              -
Notes payable and related acquisition of intangibles..............              -        2,185,622     20,365,833

         For the years ended December 31, 1996, 1997 and 1998 the Company paid cash for interest in the amount of $12.0 million, $12.2 million and $15.8 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1996, 1997 and 1998.

10.   Acquisitions and Dispositions:

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

         Effective October 21, 1997, upon consummation of an offering of PCC's senior notes, the Company acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories (the "Shares"). The aggregate purchase price for the Shares was approximately $218.2 million and consisted of $85.6 million in cash, the redemption and cancellation of the $27.8 million of preferred equity in PSH acquired in the PST/PSH Exchange and the assumption of approximately $104.8 million in assumed liabilities. At October 21, 1997, PSH's subsidiaries provided DBS services to customers in certain rural areas which encompassed portions of 26 states.

         In 1997, the Company acquired (exclusive of the Subsidiaries Combination), from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Georgia, Minnesota, Nebraska, Utah and Wyoming and the related assets in exchange for total consideration of approximately $20.7 million, which consisted of $9.5 million in cash, 397,035 shares of PCC's Class A Common Stock (amounting to $8.5 million at the time of issuance), $2.2 million in promissory notes and $512,000 in assumed net liabilities.

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

         In 1998, the Company acquired, from 26 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $132.1 million, which consisted of $109.3 million in cash, 37,304 shares of PCC's Class A Common Stock (amounting to $900,000 at the time of issuance), warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $222,000 at the time of issuance), $20.4 million in promissory notes and $1.3 million in assumed net liabilities.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.      Acquisitions and Dispositions: - (Continued)

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. The Company recognized a gain on the transaction of approximately $24.7 million.

         The value assigned to PCC's Class A Common Stock was computed by multiplying the number of shares issued by the closing price per share on the day prior to the date of consummation of the acquisition.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable systems had been acquired or sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/dispositions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to December 31, 1998.

                                                      Years Ended December 31,
                                                     --------------------------
                         (in thousands)                       (unaudited)
                                                       1997              1998
                                                     --------          --------
           Net revenues...........................   $127,736          $159,081
                                                     --------          --------
           Operating loss.........................   ($31,150)         ($31,281)
                                                     --------          --------
           Net loss...............................   ($46,738)         ($49,263)
                                                     ========          ========

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.0 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aguadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the first half of 1999.

11.  Financial Instruments:

         The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                                1997                        1998
                                                       ----------------------      ----------------------
                                                       Carrying        Fair        Carrying        Fair
                                                        Value         Value         Value         Value
                                                       --------      --------      --------      --------
                                                                         (in thousands)
          Long-term debt, including current portion     $93,308      $108,651      $135,144      $146,691

         Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

         All other financial instruments are stated at cost which approximates fair market value.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Commitments and Contingent Liabilities:

Legal Matters:

         In connection with the pending license renewal application of one of the Company's television stations, it has come to the attention of the Company that, at that station, there were violations of the FCC's rules establishing limits on the amount of commercial material in programs directed to children.

         The Company was notified that is has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         From time to time the Company is involved with claims that arise in the normal course of business.

         In the opinion of management, the ultimate liability with respect to the aforementioned claims and matters will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

Program Rights:

         The Company has entered into agreements totaling $6.9 million as of December 31, 1998 for film rights and programs that are not yet available for showing at December 31, 1998, and accordingly, are not recorded by the Company. At December 31, 1998, the Company has commitments for future program rights of approximately $3.1 million, $3.6 million, $3.1 million, $1.3 million, $214,000 and $428,000 in 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

13.  Related Party Transactions:

         Effective October 31, 1997, the Company acquired DIRECTV distribution rights for certain rural areas of Georgia and the related assets (the "ViewStar DBS Acquisition") from ViewStar Entertainment Services, Inc. ("ViewStar"). Prior to the acquisition, Donald W. Weber, a director of PCC, was the President and Chief Executive Officer of ViewStar and together with his son owned approximately 73% of the outstanding stock of ViewStar. The ViewStar DBS Acquisition was effected through a merger of ViewStar into a subsidiary of Pegasus. The purchase price of the ViewStar DBS Acquisition consisted of approximately $6.4 million in cash and 397,035 shares of PCC's Class A Common Stock. The acquisition involved the execution of noncompetition agreements by Mr. Weber and his son and the execution of a shareholders agreement (which included the granting of certain registration rights on the shares of PCC's Class A Common Stock issued in connection with the acquisition).

         The Company reimburses various affiliates for corporate expenses relating to certain administrative and accounting services, billing and programming services and the reimbursement of expenses incurred therewith. For the years ended December 31, 1996, 1997 and 1998, the fees and expenses were approximately $2.0 million, $1.6 million and $3.5 million, respectively.

         Other related party transaction balances at December 31, 1997 and 1998 are as follows:

                                                         1997            1998
                                                      ----------      ----------
     Accounts payable and accrued expenses.........   $5,759,979               -
     Advances from affiliates......................    9,845,583      $8,880,953

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

13.  Related Party Transactions: - (Continued)

         In 1996, PCC repaid $3.0 million of outstanding loans on one of the Company's retired credit facilities. Additionally, PCC paid $1.5 million of accrued management fees on the Company's behalf. Both payments were made from the proceeds of PCC's initial public offering.

         In 1997, PCC advanced the Company $9.8 million to fund various DBS acquisitions. The advances bear interest at a rate of 4% and are short-term in nature. Additionally, PCC made contributions to the Company in 1997 totaling $219.3 million in connection with repayment of outstanding balances on one of the Company's retired credit facilities, the Subsidiaries Combination, DBS acquisitions and stock incentive compensation.

         In 1998, PCC made contributions to the Company totaling $86.8 million in connection with partial repayment of outstanding loans on the PM&C Credit Facility, DBS acquisitions and stock incentive compensation.

         PCC entered into an agreement in 1998 with W.W. Keen Butcher (the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer, and Nicholas A. Pagon, a Vice President of the Company), certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies, under which PCC agreed to provide and maintain collateral for up to $4.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of television broadcast stations to be operated by the Company pursuant to local marketing agreements.

14.  Industry Segments:

         The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 31 states. Broadcast consists of nine television stations affiliated with Fox, UPN and the WB, all located in the eastern United States. Cable consists of providing cable television services to individual and commercial subscribers in Puerto Rico.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $859,000, $36,000 and $1.2 million for 1996, 1997 and 1998, respectively. Capital expenditures for the Company's Broadcast segment were $2.3 million, $6.4 million and $6.8 million for 1996, 1997 and 1998, respectively. Capital expenditures for the Company's Cable segment were $3.1 million, $2.9 million and $1.9 million for 1996, 1997 and 1998, respectively. Identifiable total assets for the Company's DBS segment were $224.9 million and $330.3 million as of December 31, 1997 and 1998, respectively. Identifiable total assets for the Company's Broadcast segment were $62.4 million and $67.0 million as of December 31, 1997 and 1998, respectively. Identifiable total assets for the Company's Cable segment were $51.7 million and $46.9 million as of December 31, 1997 and 1998, respectively.

15.  Subsequent Events:

         As of February 12, 1999, the Company acquired, from five independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota and Texas and the related assets in exchange for total consideration of approximately $22.6 million, which consisted of $21.5 million in cash and a $1.3 million promissory note, payable over one year.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.      Subsidiary Guarantees:

         The 12.5% Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc., Pegasus Satellite Development Corporation ("PSDC") and Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the 12.5% Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the 12.5% Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)

                                                          Guarantor       Non-guarantor
As of December 31, 1998                                 Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                        ------------      -------------        -------        ------------
Assets:
Cash and cash equivalents                                   $14,143             $3,092           $5,318
Accounts receivable, net                                     13,631
Other current assets                                         12,166                  8
                                                  -----------------------------------------------------------------------
  Total current assets                                       39,940              3,100            5,318

Property and equipment, net                                  28,783
Intangible assets, net                                      363,345              2,643            3,591
Other assets                                                 11,202                                (158)
Investment in subsidiaries and affiliates                                                       340,753         ($340,753)
                                                  -----------------------------------------------------------------------
  Total assets                                             $443,270             $5,743         $349,504         ($340,753)
                                                  =======================================================================

Liabilities and total equity:
Current portion of long-term debt                           $10,332
Accounts payable                                              3,246
Other current liabilities                                    32,417                (29)          $5,595           ($5,595)
                                                  -----------------------------------------------------------------------
  Total current liabilities                                  45,995                (29)           5,595            (5,595)
Long-term debt                                              373,163              4,429           82,378          (335,158)
Other liabilities                                            35,140             (9,814)             342
                                                  -----------------------------------------------------------------------
 Total liabilities                                          454,298             (5,414)          88,315          (340,753)
Minority interest                                             3,000
Total equity (deficit)                                      (14,028)            11,157          261,189
                                                  -----------------------------------------------------------------------
  Total liabilities and equity                             $443,270             $5,743         $349,504         ($340,753)
                                                  ========================================================================

As of December 31, 1997
Assets:
Cash and cash equivalents                                    $9,170             $2,511           $5,329
Accounts receivable, net                                     13,074                  1
Other current assets                                          6,340                 64
                                                  -----------------------------------------------------------------------
  Total current assets                                       28,584              2,576            5,329

Property and equipment, net                                  25,159              2,224
Intangible assets, net                                      263,039              3,416            5,709
Other assets                                                  2,396                                  66
Investment in subsidiaries and affiliates                                                       270,212         ($270,212)
                                                  -----------------------------------------------------------------------
  Total assets                                             $319,178             $8,216         $281,316         ($270,212)
                                                  =======================================================================

Liabilities and total equity:
Current portion of long-term debt                            $3,244             $3,084
Accounts payable                                              9,983              1,314
Other current liabilities                                    17,748                831         ($14,102)          $14,102
                                                  -----------------------------------------------------------------------
  Total current liabilities                                  30,975              5,229          (14,102)           14,102
Long-term debt                                              284,883              4,429           81,982          (284,314)
Other liabilities                                            13,062                307              546
                                                  -----------------------------------------------------------------------
 Total liabilities                                          328,920              9,965           68,426          (270,212)
Minority interest                                             3,000
Total equity (deficit)                                      (12,742)            (1,749)         212,890
                                                  -----------------------------------------------------------------------
  Total liabilities and equity                             $319,178             $8,216         $281,316         ($270,212)
                                                  =======================================================================

[RESTUB]

                                                                       Pegasus
                                                    Pegasus          Development
As of December 31, 1998                             Subtotal         Corporation       Eliminations         Totals
                                                    --------         -----------       ------------         ------
Assets:
Cash and cash equivalents                             $22,553              $154                              $22,707
Accounts receivable, net                               13,631             3,106                               16,737
Other current assets                                   12,174                                                 12,174
                                                  ------------------------------------------------------------------
  Total current assets                                 48,358             3,260                               51,618

Property and equipment, net                            28,783                 2                               28,785
Intangible assets, net                                369,579               166                              369,745
Other assets                                           11,044               425                               11,469
Investment in subsidiaries and affiliates
                                                  ------------------------------------------------------------------
  Total assets                                       $457,764            $3,853                             $461,617
                                                  ==================================================================

Liabilities and total equity:
Current portion of long-term debt                     $10,332                                                $10,332
Accounts payable                                        3,246                                                  3,246
Other current liabilities                              32,388                $2                               32,390
                                                  ------------------------------------------------------------------
  Total current liabilities                            45,966                 2                               45,968
Long-term debt                                        124,812                                                124,812
Other liabilities                                      25,668                                                 25,668
                                                  ------------------------------------------------------------------
 Total liabilities                                    196,446                 2                              196,448
Minority interest                                       3,000                                                  3,000
Total equity (deficit)                                258,318             3,851                              262,169
                                                  ------------------------------------------------------------------
  Total liabilities and equity                       $457,764            $3,853                             $461,617
                                                  ==================================================================

As of December 31, 1997
Assets:
Cash and cash equivalents                             $17,010                                                $17,010
Accounts receivable, net                               13,075                                                 13,075
Other current assets                                    6,404                                                  6,404
                                                  ------------------------------------------------------------------
  Total current assets                                 36,489                                                 36,489

Property and equipment, net                            27,383                                                 27,383
Intangible assets, net                                272,164                                                272,164
Other assets                                            2,462              $425                                2,887
Investment in subsidiaries and affiliates
                                                  ------------------------------------------------------------------
  Total assets                                       $338,498              $425                             $338,923
                                                  ==================================================================

Liabilities and total equity:
Current portion of long-term debt                      $6,328                                                 $6,328
Accounts payable                                       11,297                                                 11,297
Other current liabilities                              18,579                                                 18,579
                                                  ------------------------------------------------------------------
  Total current liabilities                            36,204                                                 36,204
Long-term debt                                         86,980                                                 86,980
Other liabilities                                      13,915               ($1)                              13,914
                                                  ------------------------------------------------------------------
 Total liabilities                                    137,099                (1)                             137,098
Minority interest                                       3,000                                                  3,000
Total equity (deficit)                                198,399               426                              198,825
                                                  ------------------------------------------------------------------
  Total liabilities and equity                       $338,498              $425                             $338,923
                                                  ==================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


16.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Year ended December 31, 1998
(in thousands)


                                                  Guarantor       Non-guarantor                                           Pegasus
                                                Subsidiaries      Subsidiaries         Pegasus        Eliminations       Subtotal
                                                ------------      -------------        -------        ------------       --------
Total revenue                                      $140,392            $2,993                            ($1,395)         $141,990
Total operating expenses                            142,318            24,410              $680           (1,395)          166,013
                                          -----------------------------------------------------------------------------------------

Income (loss) from operations                        (1,926)          (21,417)             (680)                           (24,023)

Interest expense                                     11,799              (373)           14,827          (10,273)           15,980
Other                                               (12,863)          (12,359)              194                            (25,028)
                                          -----------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                                (862)           (8,685)          (15,701)          10,273           (14,975)
Provision for income taxes                            4,496                                                                  4,496
                                          -----------------------------------------------------------------------------------------
Net income (loss)                                   ($5,358)          ($8,685)         ($15,701)         $10,273          ($19,471)
                                          =========================================================================================




[RESTUB]

                                            Pegasus
                                          Development
                                          Corporation      Eliminations         Totals
                                          -----------      ------------         ------
Total revenue                                   $328             ($328)         $141,990
Total operating expenses                       4,199              (328)          169,884
                                          ----------------------------------------------

Income (loss) from operations                 (3,871)                            (27,894)

Interest expense                                                                  15,980
Other                                            104                             (24,924)
                                          ----------------------------------------------
Income (loss) before income
  taxes                                       (3,975)                            (18,950)
Provision for income taxes                                                         4,496
                                          ----------------------------------------------
Net income (loss)                            ($3,975)                           ($23,446)
                                          ==============================================


Condensed Combined Statements of Operations
For the Year ended December 31, 1997
(in thousands)


                                                  Guarantor       Non-guarantor                                           Pegasus
                                                Subsidiaries      Subsidiaries         Pegasus        Eliminations       Subtotal
                                                ------------      -------------        -------        ------------       --------
Total revenue                                       $63,333            $3,171                              ($100)          $66,404
Total operating expenses                             61,158             2,015              $429             (100)           63,502
                                          ----------------------------------------------------------------------------------------

Income (loss) from operations                         2,175             1,156              (429)                             2,902

Interest expense                                     16,031               310             6,478          (10,223)           12,596
Other                                                (4,417)                                 12                             (4,405)
                                          ----------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                              (9,439)              846            (6,919)          10,223            (5,289)
Provision for income taxes                              200                                                                    200
                                          ----------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                                 (9,639)              846            (6,919)          10,223            (5,489)
Extraordinary loss on
  extinguishment of debt                                                                 (1,656)                            (1,656)
                                          ----------------------------------------------------------------------------------------
Net income (loss)                                   ($9,639)             $846           ($8,575)         $10,223           ($7,145)
                                          ========================================================================================



[RESTUB]

                                            Pegasus
                                          Development
                                          Corporation      Eliminations         Totals
                                          -----------      ------------         ------
Total revenue                                   $120             ($120)          $66,404
Total operating expenses                       3,894              (120)           67,276
                                          ----------------------------------------------

Income (loss) from operations                 (3,774)                               (872)

Interest expense                                                                  12,596
Other                                                                             (4,405)
                                          ----------------------------------------------
Income (loss) before income
  taxes                                       (3,774)                             (9,063)
Provision for income taxes                                                           200
                                          ----------------------------------------------
Income (loss) before
  extraordinary item                          (3,774)                             (9,263)
Extraordinary loss on
  extinguishment of debt                                                          (1,656)
                                          ----------------------------------------------
Net income (loss)                            ($3,774)                           ($10,919)
                                          ==============================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



16.  Subsidiary Guarantees: - (Continued)



Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1998
(in thousands)



                                                                      Guarantor     Non-guarantor
                                                                     Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                     ------------   -------------      -------      ------------
Cash flows from operating activities:
 Net income (loss)                                                     ($5,358)         ($8,685)      ($15,701)         $10,273
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                         39,800              602            680
  Program rights amortization                                            2,366
  Change in assets and liabilities:
     Accounts receivable                                                (2,135)               1
     Accounts payable and accrued expenses                              19,317           (2,174)                        (10,273)
     Prepaids and other                                                   (290)              56
  Other                                                                (31,619)         (12,386)        19,209
                                                                ---------------------------------------------------------------
Net cash provided (used) by operating activities                        22,081          (22,586)         4,188

Cash flows from investing activities:
   Acquisitions                                                       (109,340)
   Capital expenditures                                                 (9,509)            (266)
   Purchase of intangible assets                                        (2,871)             (94)
   Other                                                                80,761           15,182        (68,199)
                                                                ---------------------------------------------------------------
Net cash provided (used) by investing activities                       (40,959)          14,822        (68,199)

Cash flows from financing activities:
   Proceeds from debt                                                   91,500
   Repayment of debt                                                   (67,378)          (3,084)
   Other                                                                  (271)          11,429         64,000
                                                                ---------------------------------------------------------------
Net cash provided (used) by financing activities                        23,851            8,345         64,000

Net increase (decrease) in cash and cash equivalents                     4,973              581            (11)
Cash and cash equivalents, beginning of year                             9,170            2,511          5,329

                                                                ===============================================================
Cash and cash equivalents, end of year                                 $14,143           $3,092         $5,318
                                                                ===============================================================



[RESTUB}


                                                                               Pegasus
                                                                Pegasus      Development
                                                                Subtotal     Corporation    Eliminations      Totals
                                                                --------     -----------    ------------      ------
Cash flows from operating activities:
 Net income (loss)                                             ($19,471)       ($3,975)                      ($23,446)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                  41,082                                        41,082
  Program rights amortization                                     2,366                                         2,366
  Change in assets and liabilities:
     Accounts receivable                                         (2,134)        (3,106)                        (5,240)
     Accounts payable and accrued expenses                        6,870                                         6,870
     Prepaids and other                                            (234)                                         (234)
  Other                                                         (24,796)             3                        (24,793)
                                                               ------------------------------------------------------
Net cash provided (used) by operating activities                  3,683         (7,078)                        (3,395)

Cash flows from investing activities:
   Acquisitions                                                (109,340)                                     (109,340)
   Capital expenditures                                          (9,775)            (2)                        (9,777)
   Purchase of intangible assets                                 (2,965)          (166)                        (3,131)
   Other                                                         27,744                                        27,744
                                                               ------------------------------------------------------
Net cash provided (used) by investing activities                (94,336)          (168)                       (94,504)

Cash flows from financing activities:
   Proceeds from debt                                            91,500                                        91,500
   Repayment of debt                                            (70,462)                                      (70,462)
   Other                                                         75,158          7,400                         82,558
                                                               ------------------------------------------------------
Net cash provided (used) by financing activities                 96,196          7,400                        103,596

Net increase (decrease) in cash and cash equivalents              5,543            154                          5,697
Cash and cash equivalents, beginning of year                     17,010                                        17,010

                                                               ======================================================
Cash and cash equivalents, end of year                          $22,553           $154                        $22,707
                                                               ======================================================



                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



16.  Subsidiary Guarantees: - (Continued)



Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1997
(in thousands)



                                                                      Guarantor     Non-guarantor
                                                                     Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                     ------------   -------------      -------      ------------
Cash flows from operating activities:
Net income (loss)                                                      ($9,639)            $846        ($8,575)       $10,223
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt                                                                                1,656
  Depreciation and amortization                                         16,438              987            429
  Program rights amortization                                            1,716
  Change in assets and liabilities:
     Accounts receivable                                                (4,497)
     Accounts payable and accrued expenses                              14,410            1,178           (149)        (9,906)
     Prepaids and other                                                     39              569            (66)
  Other                                                                (10,936)            (720)         7,672           (317)
                                                                -------------------------------------------------------------
Net cash provided (used) by operating activities                         7,531            2,860            967

Cash flows from investing activities:
   Acquisitions                                                        (45,580)
   Capital expenditures                                                 (8,997)            (378)
   Purchase of intangible assets                                           481             (543)        (2,277)
   Other                                                                93,422                         (85,000)
                                                                -------------------------------------------------------------
Net cash provided (used) by investing activities                        39,326             (921)       (87,277)

Cash flows from financing activities:
   Proceeds from debt                                                                                      526
   Repayment of debt                                                   (94,503)            (235)       (30,126)
   Other                                                                50,645                         119,800
                                                                -------------------------------------------------------------
Net cash provided (used) by financing activities                       (43,858)            (235)        90,200

Net increase (decrease) in cash and cash equivalents                     2,999            1,704          3,890
Cash and cash equivalents, beginning of year                             6,171              807          1,439

                                                                =============================================================
Cash and cash equivalents, end of year                                  $9,170           $2,511         $5,329
                                                                =============================================================

[RESTUB]


                                                                               Pegasus
                                                                Pegasus      Development
                                                                Subtotal     Corporation    Eliminations      Totals
                                                                --------     -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                               ($7,145)       ($3,774)                      ($10,919)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt                                         1,656                                         1,656
  Depreciation and amortization                                  17,854                                        17,854
  Program rights amortization                                     1,716                                         1,716
  Change in assets and liabilities:
     Accounts receivable                                         (4,497)                                       (4,497)
     Accounts payable and accrued expenses                        5,533                                         5,533
     Prepaids and other                                             542           (425)                           117
  Other                                                          (4,301)            (1)                        (4,302)
                                                               ------------------------------------------------------
Net cash provided (used) by operating activities                 11,358         (4,200)                         7,158

Cash flows from investing activities:
   Acquisitions                                                 (45,580)                                      (45,580)
   Capital expenditures                                          (9,375)                                       (9,375)
   Purchase of intangible assets                                 (2,339)                                       (2,339)
   Other                                                          8,422                                         8,422
                                                               ------------------------------------------------------
Net cash provided (used) by investing activities                (48,872)                                      (48,872)

Cash flows from financing activities:
   Proceeds from debt                                               526                                           526
   Repayment of debt                                           (124,864)                                     (124,864)
   Other                                                        170,445          4,200                        174,645
                                                               ------------------------------------------------------
Net cash provided (used) by financing activities                 46,107          4,200                         50,307

Net increase (decrease) in cash and cash equivalents              8,593                                         8,593
Cash and cash equivalents, beginning of year                      8,417                                         8,417

                                                               ======================================================
Cash and cash equivalents, end of year                          $17,010                                       $17,010
                                                               ======================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

17.  Quarterly Information (unaudited):

                                                                    Quarter Ended
                                            ---------------------------------------------------------------
(in thousands)                               March 31,       June 30,         September 30,     December 31,
                                               1998            1998               1998              1998
                                            ----------       --------         -------------     -----------
1998
----
  Net revenues                                $28,737        $34,462              $35,998          $42,793
  Operating loss                               (6,058)        (3,352)              (7,442)         (11,042)
  Income (loss) before
    extraordinary items                        (9,550)        (6,890)              13,033          (20,039)
  Net income (loss)                           ($9,550)       ($6,890)             $13,033         ($20,039)


         The Company had no extraordinary gains or losses for the year ended December 31, 1998.

                                                                     Quarter Ended
                                            ------------------------------------------------------------------
(in thousands)                               March 31,       June 30,         September 30,       December 31,
                                              1997             1997               1997                1997
                                            ----------       --------         -------------       ------------
1997
----
  Net revenues                                $12,274        $13,593              $11,293           $29,244
  Operating income (loss)                         363          1,468                1,098            (3,801)
  Income (loss)  before
    extraordinary items                         1,811         (1,581)              (1,916)           (7,577)
  Net income (loss)                            $1,811        ($1,581)             ($1,916)          ($9,233)


         For the fourth quarter of 1997, the Company had an extraordinary loss of approximately $1.7 million in connection with the refinancing of certain credit facilities.

                        REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the combined financial statements of Pegasus Media & Communications, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PRICEWATERHOUSECOOPERS  LLP

Philadelphia, Pennsylvania
February 12, 1999

PEGASUS MEDIA & COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1996, 1997 and 1998
(Dollars in thousands)

                               Balance at         Additions           Additions                            Balance at
                              Beginning of        Charged To          Charged To                             End of
Description                     Period             Expenses         Other Accounts        Deductions         Period
-----------                   ------------        ----------        --------------        ----------       ----------
Allowance for
Uncollectible
Accounts Receivable
     Year 1996                  $   238            $   336              $      -              $  331 (a)      $   243
     Year 1997                  $   243            $   371              $      -              $  295 (a)      $   319
     Year 1998                  $   319            $   797              $      -              $  732 (a)      $   384


Valuation Allowance for
Deferred Tax Assets
     Year 1996                  $ 6,954            $ 7,032              $      -              $3,302          $10,684
     Year 1997                  $10,684            $ 7,584              $      -              $4,971          $13,297
     Year 1998                  $13,297            $17,527              $      -              $6,539          $24,285


(a) Amounts written off, net of recoveries.