Form 10-Q
period 1999-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1999-05-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999
                                        --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
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
 225 City Line Avenue, Suite 200, Bala Cynwyd, PA            19004
 ------------------------------------------------         ----------
 (Address of principal executive offices)                 (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488
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


         Number of shares of each class of the Registrant's common stock outstanding as of May 10, 1999:

                  Class A, Common Stock, $0.01 par value     161,500
                  Class B, Common Stock, $0.01 par value       8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1999


                                                                       Page
Part I.  Financial Information                                         ----


         Item 1    Combined Financial Statements

                   Combined Balance Sheets
                     December 31, 1998 and March 31, 1999               3

                   Combined Statements of Operations
                     Three months ended March 31, 1998 and 1999         4

                   Combined Statements of Cash Flows
                     Three months ended March 31, 1998 and 1999         5

                   Notes to Combined Financial Statements               6


         Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     14


         Item 3    Quantitative and Qualitative Disclosures About
                     Market Risk                                       21


Part II.  Other Information


         Item 6    Exhibits and Reports on Form 8-K                    21

         Signature                                                     22

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                                 December 31,         March 31,
                                                                     1998               1999
                                                                 ------------         --------
                             ASSETS                                                 (unaudited)
 Current  assets:
    Cash and cash equivalents                                    $22,706,767          $13,987,561
    Restricted cash                                                1,000,000                    -
    Accounts receivable, less allowance for doubtful
     accounts of $384,000 and $491,000, respectively              16,736,558           15,099,153
    Inventory                                                      4,693,450            4,583,190
    Program rights                                                 3,156,715            2,868,071
    Deferred taxes                                                 2,602,453            2,073,248
    Net advances to affiliates                                             -               57,652
    Prepaid expenses and other                                       722,420              743,920
                                                                -------------        -------------
      Total current assets                                        51,618,363           39,412,795

 Property and equipment, net                                      28,785,294           32,297,346
 Intangible assets, net                                          369,745,145          423,888,988
 Program rights                                                    3,428,382            3,103,382
 Deferred taxes                                                     7,167,379           7,167,379
 Deposits and other                                                  872,386              872,386
                                                                -------------        -------------

    Total assets                                                $461,616,949         $506,742,276
                                                                =============        =============


                 LIABILITIES AND EQUITY

 Current liabilities:
    Current portion of long-term debt                            $10,332,061           $8,247,207
    Accounts payable                                               3,246,132            1,895,013
    Accrued interest                                               6,188,829            3,549,411
    Accrued satellite programming and fees                        11,272,599           12,720,954
    Accrued expenses                                              12,496,547           12,700,662
    Current portion of program rights payable                      2,431,515            2,140,828
                                                                -------------        -------------
      Total current liabilities                                   45,967,683           41,254,075

 Long-term debt                                                  124,812,182           98,895,154
 Net advances from affiliates                                      8,880,953                    -
 Program rights payable                                            2,472,367            2,197,367
 Deferred taxes                                                   14,315,249           13,871,044
                                                                -------------        -------------
     Total liabilities                                           196,448,434          156,217,640
                                                                -------------        -------------

 Commitments and contingent liabilities                                    -                    -

 Minority interest                                                 3,000,000            3,000,000

 Common stockholder's equity:
    Class A common stock; $0.01 par value; 230,000 shares
      authorized; 161,500 issued and outstanding                       1,615                1,615
    Class B common stock; $0.01 par value; 20,000 shares
      authorized; 8,500 issued and outstanding                            85                   85
    Additional paid-in capital                                   314,010,492          415,656,130
    Deficit                                                      (51,843,677)         (68,133,194)
                                                                -------------        -------------
      Total stockholder's equity                                 262,168,515          347,524,636
                                                                -------------        -------------

    Total liabilities and stockholder's equity                  $461,616,949         $506,742,276
                                                                =============        =============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       1998             1999
                                                                   -------------     ------------
                                                                           (unaudited)
Net revenues:
     DBS                                                             $17,464,162      $34,336,007
     Broadcast                                                         6,878,663        7,902,734
     Cable                                                             4,394,511        3,070,984
                                                                     ------------    -------------
       Total net revenues                                             28,737,336       45,309,725

Operating expenses:
     DBS
        Programming, technical, general and administrative            12,194,388       23,795,691
        Marketing and selling                                          4,199,406       11,797,492
        Incentive compensation                                           360,000          325,000
        Depreciation and amortization                                  6,644,127        9,921,901
     Broadcast
        Programming, technical, general and administrative             3,884,961        4,936,598
        Marketing and selling                                          1,384,801        1,466,609
        Incentive compensation                                                 -          155,542
        Depreciation and amortization                                  1,320,083        1,184,087
     Cable
        Programming, technical, general and administrative             2,297,341        1,665,968
        Marketing and selling                                            107,066          108,878
        Incentive compensation                                            49,205           22,935
        Depreciation and amortization                                  1,542,378        1,084,580

     Corporate expenses                                                  667,305          940,903
     Corporate depreciation and amortization                             144,490          173,804
                                                                     ------------    -------------
       Loss from operations                                           (6,058,214)     (12,270,263)

Interest expense                                                      (3,383,810)      (3,968,123)
Interest income                                                           74,534          158,385
Other expense, net                                                      (107,572)        (124,516)
                                                                     ------------    -------------
     Loss before income taxes                                         (9,475,062)     (16,204,517)
Provision for income taxes                                                75,000           85,000
                                                                     ------------    -------------
     Net loss                                                        ($9,550,062)    ($16,289,517)
                                                                     ============    =============

      See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                    1998             1999
                                                                -------------    -------------
                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                     ($9,550,062)      ($16,289,517)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Depreciation and amortization                                9,651,078         12,364,372
     Program rights amortization                                    601,129            783,158
     Accretion on discount of bonds                                  98,853             99,330
     Stock incentive compensation                                   409,205            503,477
     Bad debt expense                                               272,379            640,732
     Change in assets and liabilities:
        Accounts receivable                                       1,794,198          1,314,109
        Inventory                                                  (159,490)           281,260
        Prepaid expenses and other                                 (138,981)            51,968
        Accounts payable and accrued expenses                      (544,660)          (632,120)
        Accrued interest                                         (3,040,338)        (2,639,418)
        Amounts due seller                                        2,261,790                  -
        Deposits and other                                       (2,000,000)                 -
                                                                -----------      -------------
   Net cash used for operating activities                          (344,899)        (3,522,649)
                                                                -----------      -------------

Cash flows from investing activities:
      Acquisitions                                               (7,777,494)       (65,776,010)
      Capital expenditures                                       (1,468,350)        (1,464,565)
      Purchase of intangible assets                                (741,049)          (576,602)
      Payments for programming rights                              (626,308)          (735,201)
                                                                -----------      -------------
   Net cash used for investing activities                       (10,613,201)       (68,552,378)
                                                                -----------      -------------

Cash flows from financing activities:
      Repayments of long-term debt                               (5,329,852)        (6,817,763)
      Borrowings on bank credit facilities                                -         26,500,000
      Repayments of bank credit facilities                                -        (50,000,000)
      Contributions by Parent                                     7,400,000        101,645,638
      Net proceeds (repayments) of borrowings from affiliates     5,690,991         (8,938,605)
      Restricted cash                                              (600,000)         1,000,000
      Capital lease repayments                                      (52,821)           (33,449)

                                                                -----------      -------------
   Net cash provided by financing activities                      7,108,318         63,355,821
                                                                -----------      -------------

Net decrease in cash and cash equivalents                        (3,849,782)        (8,719,206)
Cash and cash equivalents, beginning of year                     17,010,315         22,706,767

                                                                -----------      -------------
Cash and cash equivalents, end of period                        $13,160,533        $13,987,561
                                                                ===========      =============

             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

1.   The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Corporation ("PCC" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT") and PST Holdings, Inc. ("PSTH").

         Pegasus' subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in Puerto Rico.

2.   Basis of Presentation:

         The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated. Certain amounts for 1998 have been reclassified for comparative purposes.

         The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the combined financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year then ended.

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

3.   Common Stock:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

4.   Long-Term Debt:

            Long-term debt consists of the following :                    December 31,           March 31,
                                                                             1998                  1999
                                                                             ----                  ----
Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized  discount of
    $2,621,878 and $2,522,548 as of December 31, 1998
    and March 31, 1999, respectively...........................            $82,378,122          $82,477,452
Senior six-year $180.0 million revolving credit facility,
    payable by Pegasus, interest at the Company's option at
    either the bank's base rate plus an  pplicable  margin or
    LIBOR plus an applicable margin............................             27,500,000            4,000,000
Mortgage payable, due 2000, interest at 8.75%..................                454,965              448,989
Sellers' notes, due 1999 to 2005, interest at 3% to 8%.........             24,376,107           19,814,320
Capital leases and other.......................................                435,049              401,600
                                                                          ------------          -----------
                                                                           135,144,243          107,142,361
Less current maturities........................................             10,332,061            8,247,207
                                                                          ------------          -----------
Long-term debt.................................................           $124,812,182          $98,895,154
                                                                          ============          ===========

         The Company maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of Pegasus and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 1999, $30.9 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $16.8 million collateralizing certain of the Company's outstanding sellers' notes.

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

5.   Acquisitions:

         In the first quarter of 1999, the Company acquired from six independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota and Texas and the related assets in exchange for total consideration of $26.1 million, which consisted of $23.7 million in cash, $2.3 million in promissory notes, payable over one year, and $198,000 in assumed liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. The Aguadilla cable system serves approximately 21,000 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company intends to consolidate the Aguadilla cable system with its existing cable system.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6.   Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                               Three Months Ended March 31,
                                                                              -------------------------------
                                                                                   1998            1999
                                                                                   ----            ----
Barter revenue and related expense.......................................       $1,459,500      $1,682,500
Acquisition of program rights and assumption of related program payables                 -         169,514
Acquisition of plant under capital leases................................           36,500               -
Notes payable and related acquisition of intangibles.....................        9,500,000       2,250,000

         For the three months ended March 31, 1998 and 1999, the Company paid cash for interest in the amount of $6.4 million and $6.6 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1998 and 1999.

7.   Commitments and Contingent Liabilities:

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

8.   Industry Segments:

         The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 30 states. Broadcast consists of nine television stations affiliated with Fox, UPN and the WB, all located in the eastern United States. Cable consists of providing cable television services to individual and commercial subscribers in Puerto Rico.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $77,000 and $322,000 for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $1.0 million and $251,000 for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $280,000 and $892,000 for the three months ended March 31, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $330.3 million and $342.8 million as of December 31, 1998 and March 31, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.0 million and $65.7 million as of December 31, 1998 and March 31, 1999, respectively. Identifiable total assets for the Company's Cable segment were $46.9 million and $86.2 million as of December 31, 1998 and March 31, 1999, respectively.

9.   Other Events:

         In April 1999, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Ohio and the related assets in exchange for $5.0 million in cash, warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock and $2.0 million in promissory notes, payable over two years.

10.  Subsidiary Guarantees:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.  Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)

                                                      Guarantor       Non-guarantor
As of March 31, 1999                                Subsidiaries      Subsidiaries         Pegasus        Eliminations
                                                    ------------      -------------        -------        ------------
Assets:
Cash and cash equivalents                               $12,936               $479             $442
Accounts receivable, net                                 12,009
Other current assets                                     10,318                  8
                                                  -------------------------------------------------------------------
  Total current assets                                   35,263                487              442

Property and equipment, net                              32,295
Intangible assets, net                                  417,624              2,592            3,438
Other assets                                              2,937                               7,781
Investment in subsidiaries and affiliates                                                   405,132         ($405,132)
                                                  -------------------------------------------------------------------
  Total assets                                         $488,119             $3,079         $416,793         ($405,132)
                                                  ===================================================================

Liabilities and total equity:
Current portion of long-term debt                        $8,247
Accounts payable                                          1,865
Other current liabilities                                31,142               ($32)          $2,983           ($2,983)
                                                  -------------------------------------------------------------------
  Total current liabilities                              41,254                (32)           2,983            (2,983)
Long-term debt                                          414,138              4,429           82,477          (402,149)
Other liabilities                                        15,902            (12,436)          12,603
                                                  -------------------------------------------------------------------
 Total liabilities                                      471,294             (8,039)          98,063          (405,132)
Minority interest                                         3,000
Total equity (deficit)                                   13,825             11,118          318,730
                                                  -------------------------------------------------------------------
  Total liabilities and equity                         $488,119             $3,079         $416,793         ($405,132)
                                                  ===================================================================

As of December 31, 1998

Assets:
Cash and cash equivalents                               $14,143             $3,092           $5,318
Accounts receivable, net                                 13,631
Other current assets                                     12,166                  8
                                                  -------------------------------------------------------------------
  Total current assets                                   39,940              3,100            5,318

Property and equipment, net                              28,783
Intangible assets, net                                  363,345              2,643            3,591
Other assets                                             11,202                                (158)
Investment in subsidiaries and affiliates                                                   340,753         ($340,753)
                                                  -------------------------------------------------------------------
  Total assets                                         $443,270             $5,743         $349,504         ($340,753)
                                                  ===================================================================

Liabilities and total equity:
Current portion of long-term debt                       $10,332
Accounts payable                                          3,246
Other current liabilities                                32,417               ($29)          $5,595           ($5,595)
                                                  --------------------------------------------------------------------
  Total current liabilities                              45,995                (29)           5,595            (5,595)
Long-term debt                                          373,163              4,429           82,378          (335,158)
Other liabilities                                        35,140             (9,814)             342
                                                  --------------------------------------------------------------------
 Total liabilities                                      454,298             (5,414)          88,315          (340,753)
Minority interest                                         3,000
Total equity (deficit)                                  (14,028)            11,157          261,189
                                                  -------------------------------------------------------------------
  Total liabilities and equity                         $443,270             $5,743         $349,504         ($340,753)
                                                  ====================================================================

                                                                       Pegasus
                                                    Pegasus          Development
                                                    Subtotal         Corporation       Eliminations         Totals
                                                    --------         -----------       ------------         ------
As of March 31, 1999

Assets:
Cash and cash equivalents                            $13,857              $131                              $13,988
Accounts receivable, net                              12,009             3,090                               15,099
Other current assets                                  10,326                                                 10,326
                                                -------------------------------------------------------------------
  Total current assets                                36,192             3,221                               39,413

Property and equipment, net                           32,295                 2                               32,297
Intangible assets, net                               423,654               235                              423,889
Other assets                                          10,718               425                               11,143
Investment in subsidiaries and affiliates
                                                -------------------------------------------------------------------
  Total assets                                      $502,859            $3,883                             $506,742
                                                ===================================================================

Liabilities and total equity:
Current portion of long-term debt                     $8,247                                                 $8,247
Accounts payable                                       1,865               $30                                1,895
Other current liabilities                             31,110                 2                               31,112
                                                -------------------------------------------------------------------
  Total current liabilities                           41,222                32                               41,254
Long-term debt                                        98,895                                                 98,895
Other liabilities                                     16,069                                                 16,069
                                                -------------------------------------------------------------------
 Total liabilities                                   156,186                32                              156,218
Minority interest                                      3,000                                                  3,000
Total equity (deficit)                               343,673             3,851                              347,524
                                                -------------------------------------------------------------------
  Total liabilities and equity                      $502,859            $3,883                             $506,742
                                                ===================================================================

As of December 31, 1998

Assets:
Cash and cash equivalents                            $22,553              $154                              $22,707
Accounts receivable, net                              13,631             3,106                               16,737
Other current assets                                  12,174                                                 12,174
                                                -------------------------------------------------------------------
  Total current assets                                48,358             3,260                               51,618

Property and equipment, net                           28,783                 2                               28,785
Intangible assets, net                               369,579               166                              369,745
Other assets                                          11,044               425                               11,469
Investment in subsidiaries and affiliates
                                                -------------------------------------------------------------------
  Total assets                                      $457,764            $3,853                             $461,617
                                                ===================================================================

Liabilities and total equity:
Current portion of long-term debt                    $10,332                                                $10,332
Accounts payable                                       3,246                                                  3,246
Other current liabilities                             32,388                $2                               32,390
                                                -------------------------------------------------------------------
  Total current liabilities                           45,966                 2                               45,968
Long-term debt                                       124,812                                                124,812
Other liabilities                                     25,668                                                 25,668
                                                -------------------------------------------------------------------
 Total liabilities                                   196,446                 2                              196,448
Minority interest                                      3,000                                                  3,000
Total equity (deficit)                               258,318             3,851                              262,169
                                                -------------------------------------------------------------------
  Total liabilities and equity                      $457,764            $3,853                             $461,617
                                                ===================================================================

                                       10

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1999
(in thousands)

                                            Guarantor      Non-guarantor                                        Pegasus
                                          Subsidiaries     Subsidiaries       Pegasus        Eliminations       Subtotal
                                          ------------     -------------      -------        ------------       --------
Total revenue                                $45,335             $346                             ($371)         $45,310
Total operating expenses                      45,929           11,848             $174             (371)          57,580
                                        --------------------------------------------------------------------------------

Income (loss) from operations                   (594)         (11,502)            (174)                          (12,270)

Interest expense                               2,844              (13)           3,713           (2,576)           3,968
Other                                              3                               (36)                              (33)
                                        --------------------------------------------------------------------------------
Income (loss) before income
  taxes                                       (3,441)         (11,489)          (3,851)           2,576          (16,205)
Provision for income taxes                        85                                                                  85
                                        --------------------------------------------------------------------------------
Net income (loss)                            ($3,526)        ($11,489)         ($3,851)          $2,576         ($16,290)
                                        ================================================================================

                                              Pegasus
                                            Development
                                            Corporation      Eliminations        Totals
                                            -----------      ------------        ------
Total revenue                                                                    $45,310
Total operating expenses                                                          57,580
                                        -------------------------------------------------

Income (loss) from operations                                                    (12,270)

Interest expense                                                                   3,968
Other                                                                                (33)
                                        -------------------------------------------------
Income (loss) before income
  taxes                                                                          (16,205)
Provision for income taxes                                                            85
                                        -------------------------------------------------
Net income (loss)                                                               ($16,290)
                                        =================================================

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1998
(in thousands)

                                            Guarantor      Non-guarantor                                        Pegasus
                                          Subsidiaries     Subsidiaries       Pegasus        Eliminations       Subtotal
                                          ------------     -------------      -------        ------------       --------
Total revenue                               $27,936             $826                              ($25)         $28,737
Total operating expenses                     30,065              740             $144              (25)          30,924
                                        --------------------------------------------------------------------------------------

Income (loss) from operations                (2,129)              86             (144)                           (2,187)

Interest expense                              3,093               49            2,805           (2,563)           3,384
Other                                            13                                (1)                               12
                                        --------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                      (5,235)              37           (2,948)           2,563           (5,583)
Provision for income taxes                       75                                                                  75
                                        --------------------------------------------------------------------------------------
Net income (loss)                           ($5,310)             $37          ($2,948)          $2,563          ($5,658)
                                        ======================================================================================

                                           Pegasus
                                         Development
                                         Corporation      Eliminations        Totals
                                         -----------      ------------        ------
Total revenue                                  $328            ($328)         $28,737
Total operating expenses                      4,199             (328)          34,795
                                        ----------------------------------------------

Income (loss) from operations                (3,871)                           (6,058)

Interest expense                                                                3,384
Other                                            21                                33
                                        ----------------------------------------------
Income (loss) before income
  taxes                                      (3,892)                           (9,475)
Provision for income taxes                                                         75
                                        ----------------------------------------------
Net income (loss)                           ($3,892)                          ($9,550)
                                        ==============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1999
(in thousands)

                                                    Guarantor      Non-guarantor                                     Pegasus
                                                  Subsidiaries     Subsidiaries       Pegasus        Eliminations    Subtotal
                                                  ------------     -------------      -------        ------------    --------
Cash flows from operating activities:
Net income (loss)                                     ($3,526)        ($11,489)        ($3,851)         $2,576       ($16,290)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                        12,139               51             174                         12,364
  Program rights amortization                             783                                                             783
  Change in assets and liabilities:
     Accounts receivable                                1,298                                                           1,298
     Accounts payable and accrued expenses               (722)              (3)                         (2,576)        (3,301)
     Prepaids and other                                    52                                                              52
  Other                                                (3,902)                           5,427                          1,525
                                                 ----------------------------------------------------------------------------
Net cash provided (used) by operating activities        6,122          (11,441)          1,750                         (3,569)

Cash flows from investing activities:
   Acquisitions                                       (65,776)                                                        (65,776)
   Capital expenditures                                (1,464)                                                         (1,464)
   Purchase of intangible assets                         (487)                             (21)                          (508)
   Other                                               71,583                          (72,318)                          (735)
                                                 ----------------------------------------------------------------------------
Net cash provided (used) by investing activities        3,856                          (72,339)                       (68,483)

Cash flows from financing activities:
   Proceeds from debt                                  26,500                                                          26,500
   Repayment of debt                                  (56,851)                                                        (56,851)
   Other                                               19,166            8,828          65,713                         93,707
                                                 ----------------------------------------------------------------------------
Net cash provided (used) by financing activities      (11,185)           8,828          65,713                         63,356

Net increase (decrease) in cash and cash
   equivalents                                         (1,207)          (2,613)         (4,876)                        (8,696)
Cash and cash equivalents, beginning of year           14,143            3,092           5,318                         22,553

                                                 ----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $12,936             $479            $442                        $13,857
                                                 ============================================================================

                                                    Pegasus
                                                  Development
                                                  Corporation      Eliminations        Totals
                                                  -----------      ------------        ------
Cash flows from operating activities:
Net income (loss)                                                                    ($16,290)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                        12,364
  Program rights amortization                                                             783
  Change in assets and liabilities:
     Accounts receivable                               16                               1,314
     Accounts payable and accrued expenses             30                              (3,271)
     Prepaids and other                                                                    52
  Other                                                                                 1,525
                                                  -------------------------------------------
Net cash provided (used) by operating activities       46                              (3,523)

Cash flows from investing activities:
   Acquisitions                                                                       (65,776)
   Capital expenditures                                                                (1,464)
   Purchase of intangible assets                      (69)                               (577)
   Other                                                                                 (735)
                                                  -------------------------------------------
Net cash provided (used) by investing activities      (69)                            (68,552)

Cash flows from financing activities:
   Proceeds from debt                                                                  26,500
   Repayment of debt                                                                  (56,851)
   Other                                                                               93,707
                                                  -------------------------------------------
Net cash provided (used) by financing activities                                       63,356

Net increase (decrease) in cash and cash
   equivalents                                        (23)                             (8,719)
Cash and cash equivalents, beginning of year          154                              22,707
                                                  -------------------------------------------
Cash and cash equivalents, end of period             $131                             $13,988
                                                  ============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1998
(in thousands)

                                                    Guarantor      Non-guarantor                                     Pegasus
                                                  Subsidiaries     Subsidiaries       Pegasus        Eliminations    Subtotal
                                                  ------------     -------------      -------        ------------    --------
Cash flows from operating activities:
Net income (loss)                                     ($5,310)             $37         ($2,948)         $2,563        ($5,658)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt
  Depreciation and amortization                         9,256              251             144                          9,651
  Program rights amortization                             601                                                             601
  Change in assets and liabilities:
     Accounts receivable                                1,794                                                           1,794
     Accounts payable and accrued expenses              2,118             (468)                         (2,563)          (913)
     Prepaids and other                                  (131)              (8)                                          (139)
  Other                                                 2,745              178          (2,734)                           189
                                                  ---------------------------------------------------------------------------
Net cash provided (used) by operating activities       11,073              (10)         (5,538)                         5,525

Cash flows from investing activities:
   Acquisitions                                        (7,778)                                                         (7,778)
   Capital expenditures                                (1,205)            (233)                                        (1,438)
   Purchase of intangible assets                         (716)             (25)                                          (741)
   Other                                                 (811)                             185                           (626)
                                                  ---------------------------------------------------------------------------
Net cash provided (used) by investing activities      (10,510)            (258)            185                        (10,583)

Cash flows from financing activities:
   Proceeds from debt
   Repayment of debt                                   (2,329)          (3,054)                                        (5,383)
   Other                                                2,009            3,682                                          5,691
                                                  ---------------------------------------------------------------------------
Net cash provided (used) by financing activities         (320)             628                                            308

Net increase (decrease) in cash and cash
   equivalents                                            243              360          (5,353)                        (4,750)
Cash and cash equivalents, beginning of year            9,170            2,511           5,329                         17,010
                                                  ---------------------------------------------------------------------------
Cash and cash equivalents, end of period               $9,413           $2,871            ($24)                       $12,260
                                                  ===========================================================================

                                                    Pegasus
                                                  Development
                                                  Corporation      Eliminations        Totals
                                                  -----------      ------------        ------
Cash flows from operating activities:
Net income (loss)                                    ($3,892)                          ($9,550)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary gain on
   extinguishment of debt
  Depreciation and amortization                                                          9,651
  Program rights amortization                                                              601
  Change in assets and liabilities:
     Accounts receivable                                                                 1,794
     Accounts payable and accrued expenses                                                (913)
     Prepaids and other                               (2,000)                           (2,139)
  Other                                                   23                               212
                                                  --------------------------------------------
Net cash provided (used) by operating activities      (5,869)                             (344)

Cash flows from investing activities:
   Acquisitions                                                                         (7,778)
   Capital expenditures                                  (30)                           (1,468)
   Purchase of intangible assets                                                          (741)
   Other                                                                                  (626)
                                                  --------------------------------------------
Net cash provided (used) by investing activities         (30)                          (10,613)

Cash flows from financing activities:
   Proceeds from debt
   Repayment of debt                                                                    (5,383)
   Other                                               6,800                            12,491
                                                  --------------------------------------------
Net cash provided (used) by financing activities       6,800                             7,108

Net increase (decrease) in cash and cash
   equivalents                                           901                            (3,849)
Cash and cash equivalents, beginning of year                                            17,010
                                                  --------------------------------------------
Cash and cash equivalents, end of period                $901                           $13,161
                                                  ============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding fiscal year-to-date period immediately preceding it. The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-13 herein.

General

         Pegasus Media & Communications, Inc. is:

         o A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 299,000 subscribers at April 30, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 3.0 million rural households in 30 states. We distribute DIRECTV through the Pegasus Communications retail network, a network of approximately 2,000 independent retailers.

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

         Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

         o those who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that our lenders, investors and we use to monitor our financial performance and debt leverage.

         Pegasus generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.


Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         Total net revenues for the three months ended March 31, 1999 were $45.3 million, an increase of $16.6 million, or 58%, compared to total net revenues of $28.8 million for the same period in 1998. The increase in total net revenues for the three months ended March 31, 1999 was primarily due to an increase in DBS revenues of $16.9 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended March 31, 1999 were $57.6 million, an increase of $22.8 million, or 65%, compared to total operating expenses of $34.8 million for the same period in 1998. The increase was primarily due to an increase of $22.4 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $1.1 million for the three months ended March 31, 1999, an increase of $303,000, or 37%, compared to $812,000 for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business.

         Interest expense was $4.0 million for the three months ended March 31, 1999, an increase of $584,000, or 17%, compared to interest expense of $3.4 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $158,000 for the three months ended March 31, 1999, an increase of $84,000, or 113%, compared to interest income of $75,000 for the same period in 1998. The increase in interest income is due to greater average cash balances for the three months ended March 31, 1999 compared to the same period in 1998.

         Other expenses were $125,000 for the three months ended March 31, 1999, an increase of $17,000, or 16%, compared to other expenses of $108,000 for the same period in 1998.

         The provision for income taxes was $85,000 for the three months ended March 31, 1999, an increase of $10,000, or 13%, compared to $75,000 for the same period in 1998.

DBS

         Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired approximately 72,000 subscribers and the exclusive DIRECTV distribution rights to approximately 699,000 households in rural areas of the United States. At March 31, 1999, Pegasus had exclusive DIRECTV distribution rights to 3.0 million households and 284,000 subscribers as compared to 2.3 million households and 154,000 subscribers at March 31, 1998. Pegasus had 3.1 million households and 307,000 subscribers at March 31, 1999, including pending acquisitions. At March 31, 1998, subscribers would have been 241,000, including pending and completed acquisitions. Subscriber penetration increased from 7.7% at March 31, 1998 to 9.8% at March 31, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $34.3 million for the three months ended March 31, 1999, an increase of $16.9 million, or 97%, compared to DBS net revenues of $17.5 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 1999 compared to the first quarter of 1998. The average monthly revenue per subscriber was $43.23 for the three months ended March 31, 1999 compared to $41.91 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at March 31, 1999, were $38.6 million, an increase of $9.5 million, or 32%, compared to pro forma DBS net revenues of $29.1 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $23.8 million for the three months ended March 31, 1999, an increase of $11.6 million, or 95%, compared to $12.2 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.3% for the three months ended March 31, 1999 compared to 69.8% for the same period in 1998.

         Subscriber acquisition costs were $11.8 million for the three months ended March 31, 1999, an increase of $7.6 million compared to $4.2 million for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $415 for the three months ended March 31, 1999 compared to $283 for the same period in 1998. The increase is principally due to an increase in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $325,000 for the three months ended March 31, 1999, a decrease of $35,000, or 10%, compared to $360,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 1999 as compared to the first quarter of 1998.

         Depreciation and amortization was $9.9 million for the three months ended March 31, 1999, an increase of $3.3 million, or 49%, compared to $6.6 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended March 31, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended March 31, 1999 were $7.9 million, an increase of $1.0 million, or 15%, compared to net broadcast revenues of $6.9 million for the same period in 1998. The increase was primarily attributable to an increase of $340,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $229,000 increase in barter revenue and an increase in local advertising sales.

         Programming, technical, and general and administrative expenses were $4.9 million for the three months ended March 31, 1999, an increase of $1.1 million, or 27%, compared to $3.9 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $1.5 million for the three months ended March 31, 1999, an increase of $82,000, or 6%, compared to $1.4 million for the same period in 1998. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $156,000 for the three months ended March 31, 1999 compared to no incentive compensation for the same period in 1998. The incentive compensation resulted from a gain in pro forma location cash flow during the first quarter of 1999 as compared to a loss in the first quarter of 1998.

         Depreciation and amortization was $1.2 million for the three months ended March 31, 1999, a decrease of $136,000, or 10%, compared to $1.3 million for the same period in 1998.

Cable

         Total net cable revenues were $3.1 million for the three months ended March 31, 1999, a decrease of $1.3 million, or 30%, compared to net cable revenues of $4.4 million for the same period in 1998. The decrease is primarily due to the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $1.6 million for the three months ended March 31, 1998. The net revenues derived from Pegasus' Puerto Rico cable system were $3.1 million for the three months ended March 31, 1999, an increase of $275,000, or 10%, compared to net cable revenues of $2.8 million for the same period in 1998. The average monthly revenue per subscriber was $35.15 for the three months ended March 31, 1999 compared to $33.71 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 50,200 subscribers as of March 31, 1999 compared to 49,300 subscribers as of March 31, 1998.

         Programming, technical, and general and administrative expenses were $1.7 million for the three months ended March 31, 1999, a decrease of $631,000, or 28%, compared to $2.3 million for the same period in 1998. The decrease is primarily attributable to the sale of Pegasus' New England cable systems.

         Marketing and selling expenses were $109,000 for the three months ended March 31, 1999, an increase of $2,000, or 2%, compared to $107,000 for the same period in 1998.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $23,000 for the three months ended March 31, 1999, a decrease of $26,000, or 53%, compared to $49,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 1999 as compared to the first quarter of 1998.

         Depreciation and amortization was $1.1 million for the three months ended March 31, 1999, a decrease of $458,000, or 30%, compared to $1.5 million for the same period in 1998. The decrease in depreciation and amortization is primarily due to the sale of Pegasus' New England cable systems.

Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs and to fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow increased by approximately $4.5 million, or 50%, for the three months ended March 31, 1999 as compared to the same period in 1998. Pre-marketing cash flow increased as a result of:

         o a $5.3 million, or 100%, increase in DBS pre-marketing cash flow of which $2.2 million, or 41%, was due to an increase in same territory pre-marketing cash flow and $3.1 million, or 59%, was attributable to territories acquired in 1998 and 1999;

         o a $109,000, or 7%, decrease in broadcast location cash flow as the result of a $72,000, or 4%, increase in same station location cash flow and a $181,000 decrease attributable to the two new stations launched in July 1998 and November 1998; and

         o a $694,000, or 35%, decrease in cable location cash flow. This decrease was the net result of a $76,000, or 6%, increase in Puerto Rico same system location cash flow and a $770,000 reduction due to the sale of Pegasus' New England cable systems effective July 1, 1998.

         During the three months ended March 31, 1999, $22.7 million of cash on hand at the beginning of the year, together with $63.4 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $3.5 million and investing activities of $68.6 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from six independent DIRECTV providers during the first quarter of 1999 for approximately $23.7 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $428,000;

         o DBS facility upgrades of approximately $322,000;

         o the expansion and enhancements of the Puerto Rico cable system amounting to $600,000, including $213,000 related to hurricane damage;

         o payments of programming rights amounting to $735,000; and

         o maintenance and other capital expenditures and intangibles totaling approximately $691,000.

Financing activities consisted of:

         o contributions by Pegasus Communications Corporation of approximately $101.6 million;

         o net repayments of bank credit facilities totaling $23.5 million;

         o the repayment of approximately $15.8 million of long-term debt, primarily sellers' notes, borrowings from affiliates and capital leases; and

         o restricted cash draws of approximately $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

         As of March 31, 1999, cash on hand amounted to $14.0 million.

         Pegasus maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of March 31, 1999, $4.0 million was outstanding and stand-by letters of credit amounting to $30.9 million were issued under its $180.0 million credit facility. The credit facility expires in December 2003.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisition of the Aquadilla, Puerto Rico cable system, the six completed DBS acquisitions occurring in first quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on April 1, 1998, Adjusted Operating Cash Flow would have been approximately $56.7 million as follows:

                                                                                           Four
                               (in thousands)                                         Quarters Ended
                                                                                       March 31,1999
                                                                                      --------------
Revenues..........................................................................       $189,543
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges................................................................        128,929
                                                                                         --------
Income from operations before incentive compensation, corporate expenses,
  depreciation and amortization and other non-cash charges........................         60,614
Corporate expenses................................................................          3,870
                                                                                         --------
Adjusted operating cash flow .....................................................       $ 56,744
                                                                                         ========

         Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things:

         o restrict our ability to pay dividends and make certain other payments and investments;

         o borrow additional funds;

         o create liens; and

         o to sell our assets.

Failure to make debt payments or comply with our covenants could result in an event of default which if not cured or waived could have a material adverse effect on us.

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

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of its year 2000 contingency planning effort, Pegasus examines information received from external sources for date integrity before bringing it into its internal systems. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond March 31, 1999 relating to the year 2000 issue are not expected to be significant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data Schedule.


(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Pegasus Media & Communications, Inc.



Date  May 12, 1998       By /s/ Robert N. Verdecchio
     --------------        ----------------------------------------------
                         Robert N. Verdecchio
                         Senior Vice President, Chief Financial Officer,
                         Assistant Secretary and Director
                         (Principal Financial and Accounting Officer)