Form 10-Q
period 1999-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1999-08-13
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1999
                                        -------------
                                       OR

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
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA     19004
         ------------------------------------------------     -----
         (Address of principal executive offices)           (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488
                                                               --------------


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


         Number of shares of each class of the Registrant's common stock outstanding as of August 6, 1999:

                  Class A, Common Stock, $0.01 par value                 161,500
                  Class B, Common Stock, $0.01 par value                   8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1999


                                                                            Page
                                                                            ----
Part I. Financial Information


         Item 1    Combined Financial Statements

                   Combined Balance Sheets
                     December 31, 1998 and June 30, 1999                       3

                   Combined Statements of Operations
                     Three months ended June 30, 1998 and 1999                 4

                   Combined Statements of Operations
                     Six months ended June 30, 1998 and 1999                   5

                   Combined Statements of Cash Flows
                     Six months ended June 30, 1998 and 1999                   6

                   Notes to Combined Financial Statements                      7


         Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            15


Part II. Other Information


         Item 5    Other Information                                          25

         Item 6    Exhibits and Reports on Form 8-K                           25

         Signature                                                            26

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                             December 31,       June 30,
                                                                 1998             1999
                                                            -------------    -------------
                           ASSETS                                             (unaudited)

Current  assets:
    Cash and cash equivalents                               $  22,706,767    $  12,011,753
    Restricted cash                                             1,000,000             --
    Accounts receivable, less allowance for doubtful
     accounts of $384,000 and $593,000, respectively           16,736,558       16,567,092
    Inventory                                                   4,693,450        5,867,803
    Program rights                                              3,156,715        5,853,382
    Deferred taxes                                              2,602,453        2,102,277
    Net advances to affiliates                                       --          1,186,746
    Prepaid expenses and other                                    722,420        2,373,558
                                                            -------------    -------------
      Total current assets                                     51,618,363       45,962,611

Property and equipment, net                                    28,785,294       32,989,349
Intangible assets, net                                        369,745,145      441,784,822
Program rights                                                  3,428,382        5,847,465
Deferred taxes                                                  7,167,379        6,368,396
Deposits and other                                                872,386        1,071,413
                                                            -------------    -------------

    Total assets                                            $ 461,616,949    $ 534,024,056
                                                            =============    =============


                 LIABILITIES AND EQUITY

Current liabilities:
    Current portion of long-term debt                       $  10,332,061    $   9,518,031
    Accounts payable                                            3,246,132        5,778,000
    Accrued interest                                            6,188,829        6,144,899
    Accrued satellite programming, fees and commissions        13,058,116       15,980,516
    Accrued expenses                                           10,711,030        9,555,972
    Current portion of program rights payable                   2,431,515        6,050,097
                                                            -------------    -------------
      Total current liabilities                                45,967,683       53,027,515

Long-term debt                                                124,812,182      141,470,488
Net advances from affiliates                                    8,880,953             --
Program rights payable                                          2,472,367        4,252,781
Deferred taxes                                                 14,315,249       13,172,061
                                                            -------------    -------------
     Total liabilities                                        196,448,434      211,922,845
                                                            -------------    -------------

Commitments and contingent liabilities                               --               --

Minority interest                                               3,000,000        3,000,000

Common stockholder's equity:
    Class A common stock; $0.01 par value; 230,000 shares
      authorized; 161,500 issued and outstanding                    1,615            1,615
    Class B common stock; $0.01 par value; 20,000 shares
      authorized; 8,500 issued and outstanding                         85               85
    Additional paid-in capital                                314,010,492      406,033,407
    Deficit                                                   (51,843,677)     (86,933,896)
                                                            -------------    -------------
      Total stockholder's equity                              262,168,515      319,101,211
                                                            -------------    -------------

    Total liabilities and stockholder's equity              $ 461,616,949    $ 534,024,056
                                                            =============    =============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations


                                                              Three Months Ended June 30,
                                                             ----------------------------
                                                                 1998           1999
                                                             ------------    ------------
                                                                     (unaudited)

Net revenues:
     DBS                                                     $ 21,225,890    $ 38,134,560
     Broadcast                                                  8,659,183       9,578,319
     Cable                                                      4,576,987       5,577,427
                                                             ------------    ------------
       Total net revenues                                      34,462,060      53,290,306

Operating expenses:
     DBS
        Programming, technical, general and administrative     14,232,074      26,103,192
        Marketing and selling                                   4,052,595      17,342,963
        Incentive compensation                                    375,000         270,000
        Depreciation and amortization                           7,413,239      10,063,938
     Broadcast
        Programming, technical, general and administrative      4,195,466       5,209,123
        Marketing and selling                                   1,576,725       1,612,197
        Incentive compensation                                     32,053          46,867
        Depreciation and amortization                           1,188,662       1,287,745
     Cable
        Programming, technical, general and administrative      2,242,756       2,748,010
        Marketing and selling                                      79,655         176,460
        Incentive compensation                                    114,400          37,853
        Depreciation and amortization                           1,385,713       1,938,350

     Corporate expenses                                           770,797       1,088,744
     Corporate depreciation and amortization                      154,490         176,134
                                                             ------------    ------------
       Loss from operations                                    (3,351,565)    (14,811,270)

Interest expense                                               (3,438,181)     (3,861,153)
Interest income                                                    45,721           2,820
Other expense, net                                                (96,394)        (31,099)
                                                             ------------    ------------
     Loss before income taxes                                  (6,840,419)    (18,700,702)
Provision for income taxes                                         50,000         100,000
                                                             ------------    ------------
     Net loss                                                ($ 6,890,419)   ($18,800,702)
                                                             ============    ============

















             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations


                                                               Six Months Ended June 30,
                                                             ----------------------------
                                                                 1998           1999
                                                             ------------    ------------
                                                                     (unaudited)

Net revenues:
     DBS                                                     $ 38,690,052    $ 72,470,567
     Broadcast                                                 15,537,846      17,481,053
     Cable                                                      8,971,498       8,648,411
                                                             ------------    ------------
       Total net revenues                                      63,199,396      98,600,031

Operating expenses:
     DBS
        Programming, technical, general and administrative     26,426,462      49,898,883
        Marketing and selling                                   8,252,001      29,140,455
        Incentive compensation                                    735,000         595,000
        Depreciation and amortization                          14,057,366      19,985,839
     Broadcast
        Programming, technical, general and administrative      8,080,427      10,145,721
        Marketing and selling                                   2,961,526       3,078,806
        Incentive compensation                                     32,053         202,409
        Depreciation and amortization                           2,508,745       2,471,832
     Cable
        Programming, technical, general and administrative      4,540,097       4,413,978
        Marketing and selling                                     186,721         285,338
        Incentive compensation                                    163,605          60,788
        Depreciation and amortization                           2,928,091       3,022,930

     Corporate expenses                                         1,438,102       2,029,647
     Corporate depreciation and amortization                      298,980         349,938
                                                             ------------    ------------
       Loss from operations                                    (9,409,780)    (27,081,533)

Interest expense                                               (6,821,991)     (7,829,276)
Interest income                                                   120,255         161,205
Other expense, net                                               (203,966)       (155,615)
                                                             ------------    ------------
     Loss before income taxes                                 (16,315,482)    (34,905,219)
Provision for income taxes                                        125,000         185,000
                                                             ------------    ------------
     Net loss                                                ($16,440,482)   ($35,090,219)
                                                             ============    ============

















             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                              Six Months Ended June 30,
                                                            ----------------------------
                                                                1998            1999
                                                            ------------    ------------
                                                                    (unaudited)
Cash flows from operating activities:
   Net loss                                                 ($16,440,482)   ($35,090,219)
   Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
     Depreciation and amortization                            19,793,182      25,830,539
     Program rights amortization                               1,251,490       1,539,347
     Accretion on discount of bonds                              197,824         198,779
     Stock incentive compensation                                930,658         858,197
     Bad debt expense                                            568,168       1,594,472
     Change in assets and liabilities:
        Accounts receivable                                   (1,460,700)       (974,079)
        Inventory                                               (908,564)     (1,003,353)
        Prepaid expenses and other                              (238,039)     (1,576,730)
        Accounts payable and accrued expenses                   (278,962)      3,007,264
        Accrued interest                                         192,565         (43,930)
        Deposits and other                                          --          (194,587)
                                                            ------------    ------------
   Net cash provided (used) by operating activities            3,607,140      (5,854,300)
                                                            ------------    ------------

Cash flows from investing activities:
      Acquisitions                                           (42,252,899)    (91,930,212)
      Cash acquired from acquisitions                               --             5,486
      Capital expenditures                                    (3,448,023)     (3,725,515)
      Purchase of intangible assets                           (1,498,090)     (1,231,350)
      Payments for programming rights                         (1,224,220)     (1,256,101)
                                                            ------------    ------------
   Net cash used for investing activities                    (48,423,232)    (98,137,692)
                                                            ------------    ------------

Cash flows from financing activities:
      Repayments of long-term debt                            (5,360,660)     (9,283,154)
      Borrowings on bank credit facilities                    46,000,000      70,500,000
      Repayments of bank credit facilities                          --       (50,000,000)
      Net contributions by Parent                             20,522,254      91,209,180
      Net advances to/from affiliates                         (9,845,583)    (10,067,699)
      Restricted cash                                           (600,000)      1,000,000
      Capital lease repayments                                  (138,142)        (61,349)
                                                            ------------    ------------
   Net cash provided by financing activities                  50,577,869      93,296,978
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents           5,761,777     (10,695,014)
Cash and cash equivalents, beginning of year                  17,010,315      22,706,767
                                                            ------------    ------------
Cash and cash equivalents, end of period                    $ 22,772,092    $ 12,011,753
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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

4.   Long-Term Debt:

             Long-term debt consists of the following:

                                                                                 December 31,    June 30,
                                                                                     1998          1999
                                                                                 ------------   ------------

Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of
    $2,621,878 and $2,423,099 as of December 31, 1998 and
    June 30, 1999, respectively .......................................          $ 82,378,122   $ 82,576,901

Senior six-year $180.0 million revolving credit facility,
    payable by Pegasus, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin ...................................            27,500,000     48,000,000
Mortgage payable, due 2000, interest at 8.75% .........................               454,965        442,866
Sellers' notes, due 1999 to 2005, interest at 3% to 8% ................            24,376,107     19,595,052
Capital leases and other ..............................................               435,049        373,700
                                                                                 ------------   ------------
                                                                                  135,144,243    150,988,519
Less current maturities ...............................................            10,332,061      9,518,031
                                                                                 ------------   ------------
Long-term debt ........................................................          $124,812,182   $141,470,488
                                                                                 ============   ============



         The Company maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of Pegasus and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 1999, $28.6 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $14.5 million collateralizing certain of the Company's outstanding sellers' notes.

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

5.   Acquisitions:

         In the first half of 1999, the Company acquired, from ten independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota, Nebraska, North Dakota, Ohio and Texas and the related assets in exchange for total consideration of approximately $55.1 million, which consisted of $49.6 million in cash, warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $814,000 at the time of issuance), $4.5 million in promissory notes and $129,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. At March 31, 1999, the Aguadilla cable system served approximately 21,000 subscribers and passed approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company intends to consolidate the Aguadilla cable system with its existing cable system.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6.       Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1998         1999
                                                                     ----         ----
Barter revenue and related expense ............................   $3,246,700   $3,648,102
Acquisition of program rights and assumption of related program
payables ......................................................         --      6,655,097
Acquisition of plant under capital leases .....................       36,500         --
Notes payable and related acquisition of intangibles ..........    9,620,000    4,490,000
Deferred taxes, net and related acquisition of intangibles ....         --         29,029

         For the six months ended June 30, 1998 and 1999, the Company paid cash for interest in the amount of $6.6 million and $7.9 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1998 and 1999.

7.   Commitments and Contingent Liabilities:

Legal Matters:

         In connection with the pending license renewal application of one of the Company's television stations, it has come to the attention of the Company that, at that station, there were violations of the FCC's rules establishing limits on the amount of commercial material in programs directed to children.

         The Company has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         From time to time the Company is involved with claims that arise in the normal course of business.

         In the opinion of management, the ultimate liability with respect to these claims and matters will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

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

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $144,000 and $834,000 for the six months ended June 30, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $2.2 million and $494,000 for the six months ended June 30, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $1.0 million and $2.4 million for the six months ended June 30, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $330.3 million and $362.9 million as of December 31, 1998 and June 30, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.0 million and $71.6 million as of December 31, 1998 and June 30, 1999, respectively. Identifiable total assets for the Company's Cable segment were $46.9 million and $87.4 million as of December 31, 1998 and June 30, 1999, respectively.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

9.  Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)

                                                    Guarantor        Non-guarantor
As of June 30, 1999                                Subsidiaries      Subsidiaries       Pegasus       Eliminations
                                                   ------------      ------------       -------       ------------
Assets:
Cash and cash equivalents                           $ 11,023           $   479        $    439
Accounts receivable, net                              13,461
Other current assets                                  17,376                 8
                                                    ------------------------------------------------------------
  Total current assets                                41,860               487             439

Property and equipment, net                           32,989
Intangible assets, net                               435,715             2,542           3,269
Other assets                                           5,611                             7,251
Investment in subsidiaries and affiliates                                              404,430         ($404,430)
                                                    ------------------------------------------------------------
  Total assets                                      $516,175           $ 3,029        $415,389         ($404,430)
                                                    ============================================================

Liabilities and total equity:
Current portion of long-term debt                   $  9,518
Accounts payable                                       5,767
Other current liabilities                             37,762              ($32)       $  5,805           ($5,805)
                                                    ------------------------------------------------------------
  Total current liabilities                           53,047               (32)          5,805            (5,805)
Long-term debt                                       453,089             4,429          82,577          (398,625)
Other liabilities                                     17,673           (12,406)         12,158
                                                    ------------------------------------------------------------
 Total liabilities                                   523,809            (8,009)        100,540          (404,430)
Minority interest                                      3,000
Total equity (deficit)                               (10,634)           11,038         314,849
                                                    ------------------------------------------------------------
  Total liabilities and equity                      $516,175           $ 3,029        $415,389         ($404,430)
                                                    ============================================================

As of December 31, 1998
Assets:
Cash and cash equivalents                           $ 14,143           $ 3,092        $  5,318
Accounts receivable, net                              13,631
Other current assets                                  12,166                 8
                                                    ------------------------------------------------------------
  Total current assets                                39,940             3,100           5,318

Property and equipment, net                           28,783
Intangible assets, net                               363,345             2,643           3,591
Other assets                                          11,202                              (158)
Investment in subsidiaries and affiliates                                               340,753        ($340,753)
                                                    ------------------------------------------------------------
  Total assets                                      $443,270           $ 5,743        $349,504         ($340,753)
                                                    ============================================================

Liabilities and total equity:
Current portion of long-term debt                   $ 10,332
Accounts payable                                       3,246
Other current liabilities                             32,417              ($29)         $5,595           ($5,595)
                                                    ------------------------------------------------------------
  Total current liabilities                           45,995               (29)          5,595            (5,595)
Long-term debt                                       373,163             4,429          82,378          (335,158)
Other liabilities                                     35,140            (9,814)            342
                                                    ------------------------------------------------------------
 Total liabilities                                   454,298            (5,414)         88,315          (340,753)
Minority interest                                      3,000
Total equity (deficit)                               (14,028)           11,157         261,189
                                                    ------------------------------------------------------------
  Total liabilities and equity                      $443,270           $ 5,743        $349,504         ($340,753)
                                                    ============================================================

                                                                       Pegasus
                                                    Pegasus          Development
As of June 30, 1999                                 Subtotal         Corporation    Eliminations         Totals
                                                    --------         -----------    ------------         ------
Assets:
Cash and cash equivalents                           $ 11,941           $    71                          $ 12,012
Accounts receivable, net                              13,461             3,106                            16,567
Other current assets                                  17,384                                              17,384
                                                    ------------------------------------------------------------
  Total current assets                                42,786             3,177                            45,963

Property and equipment, net                           32,989                                              32,989
Intangible assets, net                               441,526               259                           441,785
Other assets                                          12,862               425                            13,287
Investment in subsidiaries and affiliates
                                                    ------------------------------------------------------------
  Total assets                                      $530,163           $ 3,861                          $534,024
                                                    ============================================================

Liabilities and total equity:
Current portion of long-term debt                   $  9,518                                            $  9,518
Accounts payable                                       5,767           $    11                             5,778
Other current liabilities                             37,730                 2                            37,732
                                                    ------------------------------------------------------------
  Total current liabilities                           53,015                13                            53,028
Long-term debt                                       141,470                                             141,470
Other liabilities                                     17,425                                              17,425
                                                    ------------------------------------------------------------
 Total liabilities                                   211,910                13                           211,923
Minority interest                                      3,000                                               3,000
Total equity (deficit)                               315,253             3,848                           319,101
                                                    ------------------------------------------------------------
  Total liabilities and equity                      $530,163           $ 3,861                          $534,024
                                                    ============================================================

As of December 31, 1998
Assets:
Cash and cash equivalents                           $ 22,553           $   154                          $ 22,707
Accounts receivable, net                              13,631             3,106                            16,737
Other current assets                                  12,174                                              12,174
                                                    ------------------------------------------------------------
  Total current assets                                48,358             3,260                            51,618

Property and equipment, net                           28,783                 2                            28,785
Intangible assets, net                               369,579               166                           369,745
Other assets                                          11,044               425                            11,469
Investment in subsidiaries and affiliates
                                                    ------------------------------------------------------------
  Total assets                                      $457,764           $ 3,853                          $461,617
                                                    ============================================================

Liabilities and total equity:
Current portion of long-term debt                   $ 10,332                                            $ 10,332
Accounts payable                                       3,246                                               3,246
Other current liabilities                             32,388           $     2                            32,390
                                                    ------------------------------------------------------------
  Total current liabilities                           45,966                 2                            45,968
Long-term debt                                       124,812                                             124,812
Other liabilities                                     25,668                                              25,668
                                                    ------------------------------------------------------------
 Total liabilities                                   196,446                 2                           196,448
Minority interest                                      3,000                                               3,000
Total equity (deficit)                               258,318             3,851                           262,169
                                                    ------------------------------------------------------------
  Total liabilities and equity                      $457,764           $ 3,853                          $461,617
                                                    ============================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



9.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Six Months ended June 30, 1999
(in thousands)


                                            Guarantor       Non-guarantor
                                           Subsidiaries     Subsidiaries        Pegasus        Eliminations
                                           ------------     ------------        -------        ------------


Total revenue                                 $98,633            $956                              ($989)
Total operating expenses                       97,085          29,238             $348              (989)
                                         -----------------------------------------------------------------------

Income (loss) from operations                   1,548         (28,282)            (348)

Interest expense                                5,668             (13)           7,329            (5,155)
Other                                             (65)                              55
                                         -----------------------------------------------------------------------
Income (loss) before income
  taxes                                        (4,055)        (28,269)          (7,732)            5,155
Provision for income taxes                        185
                                         -----------------------------------------------------------------------
Net income (loss)                             ($4,240)       ($28,269)         ($7,732)           $5,155
                                         =======================================================================

                                                                Pegasus
                                               Pegasus        Development
                                               Subtotal       Corporation      Eliminations       Totals
                                               --------       -----------      ------------       ------


Total revenue                                 $98,600                                            $98,600
Total operating expenses                      125,682                                            125,682
                                         -----------------------------------------------------------------

Income (loss) from operations                 (27,082)                                           (27,082)

Interest expense                                7,829                                              7,829
Other                                             (10)             $4                                 (6)
                                         -----------------------------------------------------------------
Income (loss) before income
  taxes                                       (34,901)             (4)                           (34,905)
Provision for income taxes                        185                                                185
                                         -----------------------------------------------------------------
Net income (loss)                            ($35,086)            ($4)                          ($35,090)
                                         =================================================================

Condensed Combined Statements of Operations
For the Six Months ended June 30, 1998
(in thousands)

                                            Guarantor       Non-guarantor
                                           Subsidiaries     Subsidiaries        Pegasus        Eliminations
                                           ------------     ------------        -------        ------------


Total revenue                                 $61,551          $2,172                              ($524)
Total operating expenses                       63,464           5,499             $299              (524)
                                         ----------------------------------------------------------------------

Loss from operations                           (1,913)         (3,327)            (299)

Interest expense                                5,856              47            6,049            (5,130)
Other                                              27                                2
                                         ----------------------------------------------------------------------
Income (loss) before income
  taxes                                        (7,796)         (3,374)          (6,350)            5,130
Provision for income taxes                        125
                                         ----------------------------------------------------------------------
Net income (loss)                             ($7,921)        ($3,374)         ($6,350)           $5,130
                                         ======================================================================


                                            Pegasus        Development
                                            Subtotal       Corporation      Eliminations       Totals
                                            --------       -----------      ------------       ------


Total revenue                                 $63,199            $328            ($328)          $63,199
Total operating expenses                       68,738           4,199             (328)           72,609
                                         --------------------------------------------------------------

Loss from operations                           (5,539)         (3,871)                            (9,410)

Interest expense                                6,822                                              6,822
Other                                              29              54                                 83
                                         --------------------------------------------------------------
Income (loss) before income
  taxes                                       (12,390)         (3,925)                           (16,315)
Provision for income taxes                        125                                                125
                                         --------------------------------------------------------------
Net income (loss)                            ($12,515)        ($3,925)                          ($16,440)
                                         ==============================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



9.  Subsidiary Guarantees: - (Continued)



Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1999
(in thousands)

                                                                  Guarantor     Non-guarantor
                                                                 Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                 ------------    ------------      -------      ------------

Cash flows from operating activities:
Net income (loss)                                                  ($4,240)        ($28,269)       ($7,732)        $5,155
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     25,382              101            348
  Program rights amortization                                        1,539
  Change in assets and liabilities:
     Accounts receivable                                              (974)
     Accounts payable and accrued expenses                           8,110               (3)                       (5,155)
     Prepaids and other                                             (1,577)
  Other                                                             (6,450)                          7,904
                                                                --------------------------------------------------------------
Net cash provided (used) by operating activities                    21,790          (28,171)           520

Cash flows from investing activities:
   Acquisitions                                                    (91,930)
   Capital expenditures                                             (3,728)
   Purchase of intangible assets                                    (1,112)                            (26)
   Other                                                            69,835                         (71,086)
                                                                --------------------------------------------------------------
Net cash provided (used) by investing activities                   (26,935)                        (71,112)

Cash flows from financing activities:
   Proceeds from debt                                               70,500
   Repayment of debt                                               (59,344)
   Other                                                            (9,131)          25,558         65,713
                                                                --------------------------------------------------------------
Net cash provided (used) by financing activities                     2,025           25,558         65,713

Net increase (decrease) in cash and cash equivalents                (3,120)          (2,613)        (4,879)
Cash and cash equivalents, beginning of year                        14,143            3,092          5,318

                                                                --------------------------------------------------------------
Cash and cash equivalents, end of period                           $11,023             $479           $439
                                                                ==============================================================

                                                                                 Pegasus
                                                                  Pegasus      Development
                                                                  Subtotal     Corporation    Eliminations     Totals
                                                                  --------     -----------    ------------     ------

Cash flows from operating activities:
Net income (loss)                                                 ($35,086)           ($4)                      ($35,090)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     25,831                                        25,831
  Program rights amortization                                        1,539                                         1,539
  Change in assets and liabilities:
     Accounts receivable                                              (974)                                         (974)
     Accounts payable and accrued expenses                           2,952             11                          2,963
     Prepaids and other                                             (1,577)                                       (1,577)
  Other                                                              1,454                                         1,454
                                                                 --------------------------------------------------------
Net cash provided (used) by operating activities                    (5,861)             7                         (5,854)

Cash flows from investing activities:
   Acquisitions                                                    (91,930)                                      (91,930)
   Capital expenditures                                             (3,728)             2                         (3,726)
   Purchase of intangible assets                                    (1,138)           (93)                        (1,231)
   Other                                                            (1,251)                                       (1,251)
                                                                 --------------------------------------------------------
Net cash provided (used) by investing activities                   (98,047)           (91)                       (98,138)

Cash flows from financing activities:
   Proceeds from debt                                               70,500                                        70,500
   Repayment of debt                                               (59,344)                                      (59,344)
   Other                                                            82,140              1                         82,141
                                                                --------------------------------------------------------
Net cash provided (used) by financing activities                    93,296              1                         93,297

Net increase (decrease) in cash and cash equivalents               (10,612)           (83)                       (10,695)
Cash and cash equivalents, beginning of year                        22,553            154                         22,707

                                                                 --------------------------------------------------------
Cash and cash equivalents, end of period                           $11,941            $71                        $12,012
                                                                 ========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



9.  Subsidiary Guarantees: - (Continued)



Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1998
(in thousands)

                                                                  Guarantor     Non-guarantor
                                                                 Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                 ------------    ------------      -------      ------------

Cash flows from operating activities:
Net income (loss)                                                  ($7,921)         ($3,374)       ($6,350)        $5,130
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     18,993              501            299
  Program rights amortization                                        1,251
  Change in assets and liabilities:
     Accounts receivable                                            (1,461)
     Accounts payable and accrued expenses                           6,194             (219)                       (5,130)
     Prepaids and other                                               (220)             (18)
  Other                                                               (608)                            441
                                                                --------------------------------------------------------------
Net cash provided (used) by operating activities                    16,228           (3,110)        (5,610)

Cash flows from investing activities:
   Acquisitions                                                    (42,253)
   Capital expenditures                                             (3,180)            (266)
   Purchase of intangible assets                                    (1,437)             (25)
   Other                                                            (6,942)             148          5,570
                                                                --------------------------------------------------------------
Net cash provided (used) by investing activities                   (53,812)            (143)         5,570

Cash flows from financing activities:
   Proceeds from debt                                               46,000
   Repayment of debt                                                (2,430)          (3,069)
   Other                                                              (405)           7,282         (3,600)
                                                                --------------------------------------------------------------
Net cash provided (used) by financing activities                    43,165            4,213         (3,600)

Net increase (decrease) in cash and cash equivalents                 5,581              960         (3,640)
Cash and cash equivalents, beginning of year                         9,170            2,511          5,329

                                                                --------------------------------------------------------------
Cash and cash equivalents, end of period                           $14,751           $3,471         $1,689
                                                                ==============================================================

                                                                                   Pegasus
                                                                    Pegasus      Development
                                                                    Subtotal     Corporation    Eliminations      Totals
                                                                    --------     -----------    ------------      ------

Cash flows from operating activities:
Net income (loss)                                                  ($12,515)       ($3,925)                      ($16,440)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                      19,793                                        19,793
  Program rights amortization                                         1,251                                         1,251
  Change in assets and liabilities:
     Accounts receivable                                             (1,461)                                       (1,461)
     Accounts payable and accrued expenses                              845                                           845
     Prepaids and other                                                (238)                                         (238)
  Other                                                                (167)            24                           (143)
                                                                ----------------------------------------------------------
Net cash provided (used) by operating activities                      7,508         (3,901)                         3,607

Cash flows from investing activities:
   Acquisitions                                                     (42,253)                                      (42,253)
   Capital expenditures                                              (3,446)            (2)                        (3,448)
   Purchase of intangible assets                                     (1,462)           (36)                        (1,498)
   Other                                                             (1,224)                                       (1,224)
                                                                ----------------------------------------------------------
Net cash provided (used) by investing activities                    (48,385)           (38)                       (48,423)

Cash flows from financing activities:
   Proceeds from debt                                                46,000                                        46,000
   Repayment of debt                                                 (5,499)                                       (5,499)
   Other                                                              3,277          6,800                         10,077
                                                                ----------------------------------------------------------
Net cash provided (used) by financing activities                     43,778          6,800                         50,578

Net increase (decrease) in cash and cash equivalents                  2,901          2,861                          5,762
Cash and cash equivalents, beginning of year                         17,010                                        17,010

                                                                ----------------------------------------------------------
Cash and cash equivalents, end of period                            $19,911         $2,861                        $22,772
                                                                ==========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by Pegasus and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-14 herein.


General

         Pegasus Media & Communications, Inc. is:

         o A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 344,000 subscribers at July 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 3.0 million rural households in 30 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 53,000 subscribers.

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


Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         Total net revenues for the three months ended June 30, 1999 were $53.3 million, an increase of $18.8 million, or 55%, compared to total net revenues of $34.5 million for the same period in 1998. The increase in total net revenues for the three months ended June 30, 1999 is primarily due to an increase in DBS revenues of $16.9 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended June 30, 1999 were $68.1 million, an increase of $30.3 million, or 80%, compared to total operating expenses of $37.8 million for the same period in 1998. The increase is primarily due to an increase of $27.7 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $1.3 million for the three months ended June 30, 1999, an increase of $340,000, or 37%, compared to $925,000 for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business.

         Interest expense was $3.9 million for the three months ended June 30, 1999, an increase of $423,000, or 12%, compared to interest expense of $3.4 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $3,000 for the three months ended June 30, 1999, a decrease of $43,000, or 94%, compared to interest income of $46,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances for the three months ended June 30, 1999 compared to the same period in 1998.

         Other expenses were $31,000 for the three months ended June 30, 1999, a decrease of $65,000, or 68%, compared to other expenses of $96,000 for the same period in 1998.

         The provision for income taxes was $100,000 for the three months ended June 30, 1999, an increase of $50,000, or 100%, compared to $50,000 for the same period in 1998.

DBS

         Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired approximately 69,000 subscribers and the exclusive DIRECTV distribution rights to approximately 557,000 households in rural areas of the United States. At June 30, 1999, Pegasus had exclusive DIRECTV distribution rights to 3.0 million households and 327,000 subscribers as compared to 2.5 million households and 179,000 subscribers at June 30, 1998. Pegasus had 3.1 million households and 340,000 subscribers at June 30, 1999, including pending acquisitions. At June 30, 1998, subscribers would have been 252,000, including pending and completed acquisitions. Subscriber penetration increased from 8.0% at June 30, 1998 to 10.8% at June 30, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $38.1 million for the three months ended June 30, 1999, an increase of $16.9 million, or 80%, compared to DBS net revenues of $21.2 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the second quarter of 1999 compared to the second quarter of 1998. The average monthly revenue per subscriber was $41.83 for the three months ended June 30, 1999 compared to $42.32 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at June 30, 1999, were $41.5 million, an increase of $10.0 million, or 32%, compared to pro forma DBS net revenues of $31.5 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $26.1 million for the three months ended June 30, 1999, an increase of $11.9 million, or 83%, compared to $14.2 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 68.4% for the three months ended June 30, 1999 compared to 67.1% for the same period in 1998.

         Subscriber acquisition costs were $17.3 million for the three months ended June 30, 1999, an increase of $13.3 million compared to $4.1 million for the same period in 1998. Gross subscriber additions were 45,900 for the three months ended June 30, 1999 compared to 14,700 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $378 for the three months ended June 30, 1999 compared to $276 for the same period in 1998. The increase is due to an increase in promotional programming and commissions.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $270,000 for the three months ended June 30, 1999, a decrease of $105,000, or 28%, compared to $375,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $10.1 million for the three months ended June 30, 1999, an increase of $2.7 million, or 36%, compared to $7.4 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended June 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended June 30, 1999 were $9.6 million, an increase of $919,000, or 11%, compared to net broadcast revenues of $8.7 million for the same period in 1998. The increase is primarily attributable to an increase of $400,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $179,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $5.2 million for the three months ended June 30, 1999, an increase of $1.0 million, or 24%, compared to $4.2 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $1.6 million for the three months ended June 30, 1999, an increase of $35,000, or 2%, compared to $1.6 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $47,000 for the three months ended June 30, 1999, an increase of $15,000, or 46%, compared to $32,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $1.3 million for the three months ended June 30, 1999, an increase of $99,000, or 8%, compared to $1.2 million for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

         Total net cable revenues were $5.6 million for the three months ended June 30, 1999, an increase of $1.0 million, or 22%, compared to net cable revenues of $4.6 million for the same period in 1998. The increase is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $1.7 million for the three months ended June 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $3.3 million for the three months ended June 30, 1999, an increase of $397,000, or 14%, compared to net cable revenues of $2.9 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.3 million for the three months ended June 30, 1999. The average monthly revenue per subscriber was $36.15 for the three months ended June 30, 1999 compared to $34.11 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 52,700 subscribers as of June 30, 1999 compared to 50,200 subscribers as of June 30, 1998.

         Programming, technical, and general and administrative expenses were $2.7 million for the three months ended June 30, 1999, an increase of $505,000, or 23%, compared to $2.2 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998.

         Marketing and selling expenses were $176,000 for the three months ended June 30, 1999, an increase of $97,000, or 122%, compared to $80,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $38,000 for the three months ended June 30, 1999, a decrease of $77,000, or 67%, compared to $114,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $1.9 million for the three months ended June 30, 1999, an increase of $553,000, or 40%, compared to $1.4 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

         Total net revenues for the six months ended June 30, 1999 were $98.6 million, an increase of $35.4 million, or 56%, compared to total net revenues of $63.2 million for the same period in 1998. The increase in total net revenues for the six months ended June 30, 1999 is primarily due to an increase in DBS revenues of $33.8 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the six months ended June 30, 1999 were $125.7 million, an increase of $53.1 million, or 73%, compared to total operating expenses of $72.6 million for the same period in 1998. The increase is primarily due to an increase of $50.1 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $2.4 million for the six months ended June 30, 1999, an increase of $643,000, or 37%, compared to $1.7 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business.

         Interest expense was $7.8 million for the six months ended June 30, 1999, an increase of $1.0 million, or 15%, compared to interest expense of $6.8 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $161,000 for the six months ended June 30, 1999, an increase of $41,000, or 34%, compared to interest income of $120,000 for the same period in 1998. The increase in interest income is due to greater average cash balances for the six months ended June 30, 1999 compared to the same period in 1998.

         Other expenses were $156,000 for the six months ended June 30, 1999, a decrease of $48,000, or 24%, compared to other expenses of $204,000 for the same period in 1998.

         The provision for income taxes was $185,000 for the six months ended June 30, 1999, an increase of $60,000, or 48%, compared to $125,000 for the same period in 1998.

DBS

         Total DBS net revenues were $72.5 million for the six months ended June 30, 1999, an increase of $33.8 million, or 87%, compared to DBS net revenues of $38.7 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first half of 1999 compared to the first half of 1998. The average monthly revenue per subscriber was $42.48 for the six months ended June 30, 1999 compared to $42.13 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at June 30, 1999, were $80.6 million, an increase of $19.7 million, or 32%, compared to pro forma DBS net revenues of $60.9 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $49.9 million for the six months ended June 30, 1999, an increase of $23.5 million, or 89%, compared to $26.4 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 68.9% for the six months ended June 30, 1999 compared to 68.3% for the same period in 1998.

         Subscriber acquisition costs were $29.1 million for the six months ended June 30, 1999, an increase of $20.9 million compared to $8.3 million for the same period in 1998. Gross subscriber additions were 74,300 for the six months ended June 30, 1999 compared to 29,500 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $392 for the six months ended June 30, 1999 compared to $280 for the same period in 1998. The increase is due to an increase in promotional programming and commissions.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $595,000 for the six months ended June 30, 1999, a decrease of $140,000, or 19%, compared to $735,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $20.0 million for the six months ended June 30, 1999, an increase of $5.9 million, or 42%, compared to $14.1 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the six months ended June 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the six months ended June 30, 1999 were $17.5 million, an increase of $1.9 million, or 13%, compared to net broadcast revenues of $15.5 million for the same period in 1998. The increase is primarily attributable to an increase of $740,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $401,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $10.1 million for the six months ended June 30, 1999, an increase of $2.1 million, or 26%, compared to $8.1 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $3.1 million for the six months ended June 30, 1999, an increase of $117,000, or 4%, compared to $3.0 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $202,000 for the six months ended June 30, 1999, an increase of $170,000, or 532% compared to $32,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $2.5 million for the six months ended June 30, 1999, a decrease of $37,000, or 2%, compared to $2.5 million for the same period in 1998.

Cable

         Total net cable revenues were $8.7 million for the six months ended June 30, 1999, a decrease of $323,000, or 4%, compared to net cable revenues of $9.0 million for the same period in 1998. The decrease is primarily due to the sale of Pegasus' New England cable systems effective July 1, 1998, partially offset by the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Net cable revenues from the New England Cable systems were $3.3 million for the six months ended June 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $6.4 million for the six months ended June 30, 1999, an increase of $673,000, or 12%, compared to net cable revenues of $5.7 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.3 million for the six months ended June 30, 1999. The average monthly revenue per subscriber was $35.79 for the six months ended June 30, 1999 compared to $33.91 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 52,700 subscribers as of June 30, 1999 compared to 50,200 subscribers as of June 30, 1998.

         Programming, technical, and general and administrative expenses were $4.4 million for the six months ended June 30, 1999, a decrease of $126,000, or 3%, compared to $4.5 million for the same period in 1998. The decrease is primarily attributable to the sale of Pegasus' New England cable systems, partially offset by the acquisition of the Aguadilla, Puerto Rico cable system.

         Marketing and selling expenses were $285,000 for the six months ended June 30, 1999, an increase of $99,000, or 53%, compared to $187,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $61,000 for the six months ended June 30, 1999, a decrease of $103,000, or 63%, compared to $164,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $3.0 million for the six months ended June 30, 1999, an increase of $95,000, or 3%, compared to $2.9 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.


Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, meet debt service obligations, fund DBS subscriber acquisition costs and fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow increased by approximately $5.3 million, or 44%, for the three months ended June 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the three months ended June 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $5.0 million, or 72%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         Pre-marketing cash flow increased by approximately $9.8 million, or 47%, for the six months ended June 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the six months ended June 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $10.3 million, or 84%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         During the six months ended June 30, 1999, $22.7 million of cash on hand at the beginning of the year, together with $93.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $5.9 million and investing activities of $98.1 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from ten independent DIRECTV providers during the first half of 1999 for approximately $49.6 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $630,000;

         o DBS facility upgrades of $826,000;

         o the expansion and enhancements of the Puerto Rico cable system amounting to $1.7 million, including $213,000 related to hurricane damage;

         o payments of programming rights amounting to $1.3 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $2.0 million.

         Financing activities consisted of:

         o contributions by Pegasus Communications Corporation of approximately $91.2 million;

         o net borrowings on bank credit facilities totaling $20.5 million;

         o the repayment of approximately $19.4 million of long-term debt, primarily sellers' notes, capital leases and affiliate advances; and

         o restricted cash draws of approximately $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

         As of June 30, 1999, cash on hand amounted to $12.0 million.

         Pegasus maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of June 30, 1999, $48.0 million was outstanding and stand-by letters of credit amounting to $28.6 million were issued under our $180.0 million credit facility. The credit facility expires in December 2003.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the four completed DBS acquisitions occurring in the second quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on July 1, 1998, Adjusted Operating Cash Flow would have been approximately $62.0 million as follows:

                                                             Four Quarters Ended
                     (in thousands)                             June 30, 1999
                                                             -------------------
Revenues..................................................        $198,673
Direct operating expenses, excluding depreciation,
  amortization and other non-cash charges.................         132,555
Income from operations before incentive compensation,             --------
  corporate expenses, depreciation and amortization
  and other non-cash charges..............................          66,118
Corporate expenses........................................           4,117
                                                                  --------
Adjusted operating cash flow .............................         $62,001
                                                                   =======

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

         Pegasus has reviewed its critical systems as to the year 2000 issue. Pegasus' primary focus has been on its own internal systems. Pegasus has in the past three years replaced or upgraded its TV traffic systems, cable billing systems and corporate accounting systems. However, if any additional necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Pegasus to address and may have a material adverse impact on Pegasus' financial condition and its results of operations.

         Pegasus relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Pegasus has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue. In addition, Pegasus has had initial communications with certain of its other significant suppliers, distributors, financial institutions and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Pegasus' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Pegasus has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Pegasus' financial condition and its results of operations.

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a year 2000-specific contingency plan. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond June 30, 1999 relating to the year 2000 issue are not expected to be significant.

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


New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on our business, financial position or results of operations.

PART II. OTHER INFORMATION



ITEM 5. OTHER INFORMATION

        On June 3, 1999, National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") seeking a court order enforcing NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. ("Premiums") for exclusive distribution by NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to NRTC's lawsuit by rejecting NRTC's claims to such exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with NRTC is measured by the life of DBS-1 only and not the lives of the other satellites at the 101 W orbital location; and that NRTC's right of first refusal does not provide for certain programming and other rights comparable to those now provided for in the contract. We understand that NRTC intends to pursue vigorously its claim relating to the Premiums. NRTC has not yet filed a response to DIRECTV's counterclaim, but we also understand that NRTC intends to contest vigorously DIRECTV's interpretations of the end of term and right of first refusal provisions. While the Company is not a party to the pending litigation between NRTC and DIRECTV, the Company has an interest in the outcome of the litigation because it is an associate of the NRTC with contract rights that are affected by the contractual relationship between DIRECTV and NRTC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial Data Schedule.


(b) Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Media & Communications, Inc.



Date   August 12, 1999              By /s/ Robert N. Verdecchio
       ---------------                ------------------------------------------
                                    Robert N. Verdecchio
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Assistant Secretary and Director
                                    (Principal Financial and Accounting Officer)