Form 10-Q
period 1999-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 1999-11-15
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999
                                        ------------------

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

         Number of shares of each class of the Registrant's common stock outstanding as of November 5, 1999:

              Class A, Common Stock, $0.01 par value                  161,500
              Class B, Common Stock, $0.01 par value                    8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1999

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1     Combined Financial Statements

                    Combined Balance Sheets
                      December 31, 1998 and September 30, 1999                3

                    Combined Statements of Operations
                      Three months ended September 30, 1998 and 1999          4

                    Combined Statements of Operations
                      Nine months ended September 30, 1998 and 1999           5

                    Combined Statements of Cash Flows
                      Nine months ended September 30, 1998 and 1999           6

                    Notes to Combined Financial Statements                    7

         Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          15

Part II. Other Information

         Item 5     Other Information                                        26

         Item 6     Exhibits and Reports on Form 8-K                         26

         Signature                                                           28

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets

                                                                                  December 31,       September 30,
                                                                                     1998                 1999
                                                                                 ------------         ------------
                            ASSETS                                                          (unaudited)

Current  assets:
   Cash and cash equivalents                                                      $22,706,767          $17,838,837
   Restricted cash                                                                  1,000,000                    -
   Accounts receivable, less allowance for doubtful
    accounts of $384,000 and $537,000, respectively                                16,736,558           19,569,605
   Inventory                                                                        4,693,450            6,297,273
   Program rights                                                                   3,156,715            3,962,351
   Deferred taxes                                                                   2,602,453            2,102,277
   Net advances to affiliates                                                               -            4,342,245
   Prepaid expenses and other                                                         722,420            4,495,468
                                                                                 -------------        -------------
     Total current assets                                                          51,618,363           58,608,056

Property and equipment, net                                                        28,785,294           36,713,382
Intangible assets, net                                                            369,745,145          443,161,616
Program rights                                                                      3,428,382            6,234,095
Deferred taxes                                                                      7,167,379            6,368,396
Investment in affiliate                                                                     -            4,828,900
Deposits and other                                                                    872,386            1,071,413
                                                                                 ------------         ------------

   Total assets                                                                  $461,616,949         $556,985,858
                                                                                 ============         ============
                LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                             $ 10,332,061         $ 10,016,397
   Accounts payable                                                                 3,246,132            4,430,682
   Accrued interest                                                                 6,188,829            3,430,883
   Accrued satellite programming, fees and commissions                             13,058,116           23,477,526
   Accrued expenses                                                                10,711,030           11,505,284
   Current portion of program rights payable                                        2,431,515            4,048,455
                                                                                  -----------         ------------
     Total current liabilities                                                     45,967,683           56,909,227

Long-term debt                                                                    124,812,182          178,935,697
Net advances from affiliates                                                        8,880,953                    -
Program rights payable                                                              2,472,367            4,771,662
Deferred taxes                                                                     14,315,249           13,172,061
                                                                                  -----------         ------------
    Total liabilities                                                             196,448,434          253,788,647
                                                                                  -----------         ------------

Commitments and contingent liabilities                                                      -                    -

Minority interest                                                                   3,000,000            3,000,000

Common stockholder's equity:
   Class A common stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                                         1,615                1,615
   Class B common stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                                              85                   85
   Additional paid-in capital                                                     314,010,492          414,546,440
   Deficit                                                                        (51,843,677)        (114,350,929)
                                                                                 ------------        -------------
     Total stockholder's equity                                                   262,168,515          300,197,211
                                                                                 ------------        -------------

   Total liabilities and stockholder's equity                                    $461,616,949         $556,985,858
                                                                                 ============         ============

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations

                                                                                      Three Months Ended September 30,
                                                                                     -----------------------------------
                                                                                          1998                  1999
                                                                                     -------------          ------------
                                                                                                  (unaudited)
Net revenues:
     DBS                                                                               $25,270,812           $46,392,028
     Broadcast                                                                           7,879,806             8,919,845
     Cable                                                                               2,847,826             6,221,682
                                                                                       -----------          ------------
       Total net revenues                                                               35,998,444            61,533,555

Operating expenses:
     DBS
        Programming, technical, general and administrative                              17,720,539            32,549,175
        Marketing and selling                                                            7,187,863            25,505,102
        Incentive compensation                                                             250,000               200,000
        Depreciation and amortization                                                    8,239,836            10,632,083
     Broadcast
        Programming, technical, general and administrative                               4,184,604             5,764,515
        Marketing and selling                                                            1,255,995             1,369,005
        Incentive compensation                                                             112,404                     -
        Depreciation and amortization                                                      748,637             1,299,108
     Cable
        Programming, technical, general and administrative                               1,507,379             3,181,813
        Marketing and selling                                                               81,629               218,878
        Incentive compensation                                                               4,895               134,543
        Depreciation and amortization                                                    1,075,587             2,002,655

     Corporate expenses                                                                    916,861             1,171,099
     Corporate depreciation and amortization                                               154,490               175,550
                                                                                       -----------          ------------
       Loss from operations                                                             (7,442,275)          (22,669,971)

Interest expense                                                                        (4,530,075)           (4,367,574)
Interest income                                                                            277,709                50,487
Other income (expense), net                                                                 51,475              (208,532)
Gain on sale of cable systems                                                           24,726,432                     -
                                                                                       -----------          ------------
     Income (loss) before income taxes                                                  13,083,266           (27,195,590)
Provision for income taxes                                                                  50,000               221,443
                                                                                       -----------          ------------
     Net income (loss)                                                                 $13,033,266          ($27,417,033)
                                                                                       ===========          ============

            See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations

                                                                                        Nine Months Ended September 30,
                                                                                       ---------------------------------
                                                                                          1998                  1999
                                                                                       -----------          ------------
                                                                                                 (unaudited)
Net revenues:
     DBS                                                                               $63,960,864          $118,862,595
     Broadcast                                                                          23,417,652            26,400,898
     Cable                                                                              11,819,324            14,870,093
                                                                                       -----------          ------------
       Total net revenues                                                               99,197,840           160,133,586

Operating expenses:
     DBS
        Programming, technical, general and administrative                              44,147,001            82,448,058
        Marketing and selling                                                           15,439,864            54,645,557
        Incentive compensation                                                             985,000               795,000
        Depreciation and amortization                                                   22,297,202            30,617,922
     Broadcast
        Programming, technical, general and administrative                              12,265,031            15,910,236
        Marketing and selling                                                            4,217,521             4,447,811
        Incentive compensation                                                             144,457               202,409
        Depreciation and amortization                                                    3,257,382             3,770,940
     Cable
        Programming, technical, general and administrative                               6,047,476             7,595,791
        Marketing and selling                                                              268,350               504,216
        Incentive compensation                                                             168,500               195,331
        Depreciation and amortization                                                    4,003,678             5,025,585

     Corporate expenses                                                                  2,354,963             3,200,746
     Corporate depreciation and amortization                                               453,470               525,488
                                                                                       -----------          ------------
       Loss from operations                                                            (16,852,055)          (49,751,504)

Interest expense                                                                       (11,352,066)          (12,196,850)
Interest income                                                                            397,964               211,692
Other expense, net                                                                        (152,491)             (364,147)
Gain on sale of cable systems                                                           24,726,432                     -
                                                                                       -----------          ------------
     Loss before income taxes                                                           (3,232,216)          (62,100,809)
Provision for income taxes                                                                 175,000               406,443
                                                                                       -----------          ------------
     Net loss                                                                          ($3,407,216)         ($62,507,252)
                                                                                       ===========          ============

            See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows

                                                                                     Nine Months Ended September 30,
                                                                                   -----------------------------------
                                                                                     1998                     1999
                                                                                   -----------            ------------
                                                                                               (unaudited)
Cash flows from operating activities:
   Net loss                                                                        ($3,407,216)           ($62,507,252)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Depreciation and amortization                                                  30,011,732              39,939,935
     Program rights amortization                                                     1,914,072               2,460,368
     Accretion on discount of bonds                                                    296,915                 298,349
     Stock incentive compensation                                                   1,297,957                1,192,740
     Gain on sale of cable systems                                                 (24,726,432)                      -
     Bad debt expense                                                                1,148,605               2,985,920
     Change in assets and liabilities:
        Accounts receivable                                                         (3,408,898)             (5,329,725)
        Inventory                                                                   (2,579,269)             (1,432,823)
        Prepaid expenses and other                                                    (109,947)             (3,698,640)
        Accounts payable and accrued expenses                                       (1,261,570)             11,744,403
        Accrued interest                                                            (2,241,969)             (2,757,946)
        Deposits and other                                                              59,564                (194,587)
                                                                                   -----------            ------------
   Net cash used for operating activities                                           (3,006,456)            (17,299,258)
                                                                                   -----------            ------------

Cash flows from investing activities:
      Acquisitions                                                                 (89,815,402)           (104,064,329)
      Cash acquired from acquisitions                                                  171,900                   5,486
      Capital expenditures                                                          (5,318,664)             (8,950,220)
      Purchase of intangible assets                                                 (3,612,262)             (2,109,611)
      Payments for programming rights                                               (1,597,782)             (2,155,482)
      Proceeds from sale of cable systems                                           30,132,826                       -
      Investment in affiliate                                                                -              (4,828,900)
                                                                                   -----------            ------------
   Net cash used for investing activities                                          (70,039,384)           (122,103,056)
                                                                                   -----------            ------------

Cash flows from financing activities:
      Repayments of long-term debt                                                  (5,514,004)             (9,589,237)
      Borrowings on bank credit facilities                                          81,500,000             108,400,000
      Repayments of bank credit facilities                                                   -             (50,000,000)
      Net contributions by Parent                                                   20,522,254              98,038,080
      Net advances to/from affiliates                                               (9,845,583)            (13,223,198)
      Restricted cash                                                                 (600,000)             1,000,000
      Capital lease repayments                                                        (182,085)                (91,261)
                                                                                   -----------            ------------
   Net cash provided by financing activities                                        85,880,582             134,534,384
                                                                                   -----------            ------------
Net increase (decrease) in cash and cash equivalents                                12,834,742              (4,867,930)
Cash and cash equivalents, beginning of year                                        17,010,315              22,706,767
                                                                                   -----------            ------------
Cash and cash equivalents, end of period                                           $29,845,057             $17,838,837
                                                                                   ===========            ============

             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Corporation ("PCC" or the "Parent"). Pegasus' significant operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT") and Pegasus Satellite Television, Inc. ("PST").

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

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

4. Long-Term Debt:

             Long-term debt consists of the following :                       December 31,        September 30,
                                                                                 1998                 1999
                                                                                 ----                 ----
Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of
    $2,621,878 and $2,323,529 as of December 31, 1998
    and September 30, 1999, respectively......................                $ 82,378,122         $ 82,676,471
Senior  six-year  $180.0 million  revolving  credit facility, payable by Pegasus, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin...........................                  27,500,000           85,900,000
Mortgage payable, due 2000, interest at 8.75%.................                     454,965              436,783
Sellers' notes, due 1999 to 2005, interest at 3% to 8%........                  24,376,107           19,595,052
Capital leases and other......................................                     435,049              343,788
                                                                              ------------         ------------
                                                                               135,144,243          188,952,094
Less current maturities.......................................                  10,332,061           10,016,397
                                                                              ------------         ------------
Long-term debt................................................                $124,812,182         $178,935,697
                                                                              ============         ============

         The Company maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of Pegasus and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of September 30, 1999, $29.7 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $14.5 million collateralizing certain of the Company's outstanding sellers' notes.

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

5. Acquisitions:

         In the first three quarters of 1999, the Company acquired, from twelve independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Colorado, Illinois, Indiana, Minnesota, Nebraska, North Dakota, Ohio and Texas and the related assets in exchange for total consideration of approximately $68.1 million, which consisted of $61.8 million in cash, 12,339 shares of PCC's Class A Common Stock (amounting to $550,000 at the time of issuance), warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $814,000 at the time of issuance), $4.7 million in promissory notes and $252,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. At March 31, 1999, the Aguadilla cable system served approximately 21,000 subscribers and passed approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company has consolidated the Aguadilla cable system with its existing cable system.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6. Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       1998              1999
                                                                                       ----              ----
Barter revenue and related expense.............................................     $4,861,900        $5,656,907
Acquisition of program rights and assumption of related program
 payables.......................................................................     4,828,024         6,071,717
Acquisition of plant under capital leases.......................................        36,500                 -
Capital contribution and related acquisition of intangibles.....................       899,959         1,363,592
Notes payable and related acquisition of intangibles............................    20,465,833         4,690,000
Deferred taxes, net and related acquisition of intangibles......................             -            29,029

         For the nine months ended September 30, 1998 and 1999, the Company paid cash for interest in the amount of $13.6 million and $15.0 million, respectively. The Company paid no federal income taxes for the nine months ended September 30, 1998 and 1999.

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

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

8. Industry Segments: - (Continued)

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $386,000 and $1.6 million for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $3.6 million and $3.0 million for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $1.3 million and $4.4 million for the nine months ended September 30, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $330.3 million and $378.1 million as of December 31, 1998 and September 30, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.0 million and $70.7 million as of December 31, 1998 and September 30, 1999, respectively. Identifiable total assets for the Company's Cable segment were $46.9 million and $88.1 million as of December 31, 1998 and September 30, 1999, respectively.

9. Other Events:

         In October 1999, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $4.6 million, which consisted of $2.8 million in cash and a $1.8 million promissory note, payable over four years.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Subsidiary Guarantees:-(Continued)

Condensed Combined Balance Sheets
(in thousands)

                                             Guarantor       Non-guarantor
As of September 30, 1999                    Subsidiaries     Subsidiaries       Pegasus    Eliminations
                                            ------------     -------------      -------    ------------
Assets:
Cash and cash equilalents                    $ 16,877         $    479             $441
Accounts receivable, net                       16,722
Other current assets                           21,191                8
                                             --------         --------         --------     ---------
  Total current assets                         54,790              487              441

Property and equipment, net                    36,713
Intangible assets, net                        437,116            2,491            3,102
Other assets                                    6,797                             6,452
Investment in subsidiaries and affiliates                                       387,898     ($387,898)
                                             --------         --------         --------     ---------
  Total assets                               $535,416         $  2,978         $397,893     ($387,898)
                                             ========         ========         ========     =========
Liabilities and equity:
Current portion of long-term debt            $ 10,016
Accounts payable                                4,438
Other current liabilities                      42,492             ($33)        $  2,906       ($2,906)
                                             --------         --------         --------     ---------
  Total current liabilities                    56,946              (33)           2,906        (2,906)
Long-term debt                                476,823            4,429           82,676      (384,992)
Other liabilities                              18,811          (12,326)          11,459
                                             --------         --------         --------     ---------
  Total liabilities                          $ 52,580           (7,930)          97,041      (387,898)
Minority interest                               3,000
Total equity (deficit)                        (20,164)          10,908          300,852
                                             --------         --------         --------     ---------
  Total liabilities and equity               $535,416         $  2,978         $397,893     ($387,898)
                                             ========         ========         ========     =========
As of December 31, 1998
Assets:
Cash and cash equivalents                    $ 14,143         $  3,092         $  5,318
Accounts receivable, net                       13,631
Other current assets                           12,166                8
                                             --------         --------         --------     ---------
  Total current assets                         39,940            3,100            5,318

Property and equipment, net                    28,783
Intangible assets, net                        363,345            2,643            3,591
Other assets                                   11,202                              (158)
Investments in subsidiaries and affiliates                                      340,753     ($340,753)
                                             --------         --------         --------     ---------
  Total assets                               $443,270         $  5,743         $349,504     ($340,753)
                                             ========         ========         ========     =========
Liabilities and total equity:
Current portion of long-term debt            $ 10,332
Accounts payable                                3,246
Other current liabilities                      32,417             ($29)        $  5,595       ($5,595)
                                             --------         --------         --------     ---------
  Total current liabilities                    45,995              (29)           5,595        (5,595)
Long-term debt                                373,163            4,429           82,378      (335,158)
Other liabilities                              35,140           (9,814)             342
                                             --------         --------         --------     ---------
  Total liabilities                           454,298           (5,414)          88,315      (340,753)

Minority interest                               3,000
Total equity (deficit)                        (14,028)          11,157          261,189
                                             --------         --------         --------     ---------
  Total liabilities and equity               $443,270           $5,743         $349,504     ($340,753)
                                             ========         ========         ========     =========

                           [RESTUBED FOR TABLE ABOVE]

                                                               Pegasus
                                                  Pegasus     Development
As of September 30, 1999                          Subtotal    Corporation    Eliminations      Totals
                                                  --------    -----------    ------------      ------
Assets:
Cash and cash equilalents                         $ 17,797       $   42                       $ 17,839
Accounts receivable, net                            16,722        2,848                         19,570
Other current assets                                21,199                                      21,199
                                                  --------       ------      ------------     --------
  Total current assets                              55,718        2,890                         58,608
Property and equipment, net                         36,713                                      36,713
Intangible assets, net                             442,709          453                        443,162
Other assets                                        13,249          425                         13,674
Investment in subsidiaries and affiliates                         4,829                          4,829
                                                  --------       ------      ------------     --------
  Total assets                                    $548,389       $8,597                       $556,986
                                                  ========       ======      ============     ========
Liabilities and equity:
Current portion of long-term debt                 $ 10,016                                    $ 10,016
Accounts payable                                     4,438          ($7)                         4,431
Other current liabilities                           42,459            3                         42,462
                                                  --------       ------      ------------     --------
  Total current liabilities                         56,913           (4)                        56,909
Long-term debt                                     178,936                                     178,936
Other liabilities                                   17,944                                      17,944
                                                  --------       ------      ------------     --------
  Total liabilities                                253,793           (4)                       253,789
Minority interest                                    3,000                                       3,000
Total equity (deficit)                             291,596        8,601                        300,197
                                                  --------       ------      ------------     --------
  Total liabilities and equity                    $548,389       $8,597                       $556,986
                                                  ========       ======      ============     ========
As of December 31, 1998
Assets:
Cash and cash equivalents                         $ 22,553       $  154                       $ 22,707
Accounts receivable, net                            13,631        3,106                         16,737
Other current assets                                12,174                                      12,174
                                                  --------       ------      ------------     --------
  Total current assets                              48,358        3,260                         51,618
Property and equipment, net                         28,783            2                         28,785
Intangible assets, net                             369,579          166                        369,745
Other assets                                        11,044          425                         11,469
Investments in subsidiaries and affiliates
                                                  --------       ------      ------------     --------
  Total assets                                    $457,764       $3,853                       $461,617
                                                  ========       ======      ============     ========
Liabilities and total equity:
Current portion of long-term debt                 $ 10,332                                    $ 10,332
Accounts payable                                     3,246                                       3,246
Other current liabilities                           32,388       $    2                         32,390
                                                  --------       ------      ------------     --------
  Total current liabilities                         45,966            2                         45,968
Long-term debt                                     124,812                                     124,812
Other liabilities                                   25,668                                      25,668
                                                  --------       ------      ------------     --------
  Total liabilities                                196,446            2                        196,448
Minority interest                                    3,000                                       3,000
Total equity (deficit)                             258,318        3,851                        262,169
                                                  --------       ------      ------------     --------
  Total liabilities and equity                    $457,764       $3,853                       $461,617
                                                  ========       ======      ============     ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Subsidiary Guarantees:-(Continued)

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1999
(in thousands)

                                             Guarantor       Non-guarantor
                                            Subsidiaries     Subsidiaries       Pegasus    Eliminations
                                            ------------     -------------      -------    ------------
Total revenue                                $160,167        $   2,021                       ($2,054)
Total operating expenses                      156,615           54,799        $     522       (2,054)
                                             --------        ---------        ---------     --------
Income (loss) from operations                   3,552          (52,778)            (522)

Interest expense                                8,481              (13)          11,466       (7,737)
Other                                            (165)              35              207
                                             --------        ---------        ---------     --------
Income (loss) before income taxes              (4,764)         (52,800)         (12,195)       7,737
Provision for income taxes                        406
                                             --------        ---------        ---------     --------
Net income (loss)                             ($5,170)        ($52,800)        ($12,195)    $  7,737
                                             ========        =========        =========     ========

                           [RESTUBED FOR TABLE ABOVE]

                                                               Pegasus
                                                  Pegasus     Development
                                                  Subtotal    Corporation    Eliminations      Totals
                                                  --------    -----------    ------------      ------
Total revenue                                    $ 160,134                                    $160,134
Total operating expenses                           209,882          $3                         209,885
                                                 ---------    --------       ------------     --------
Income (loss) from operations                      (49,748)         (3)                        (49,751)
Interest expense                                    12,197                                      12,197
Other                                                   77          76                             153
                                                 ---------    --------       ------------     --------
Income (loss) before income taxes                  (62,022)        (79)                        (62,101)
Provision for income taxes                            406                                         406
                                                 ---------    --------       ------------     --------
Net income (loss)                                 ($62,428)       ($79)                       ($62,507)
                                                 =========    ========       ============     ========

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1998
(in thousands)

                                             Guarantor       Non-guarantor
                                            Subsidiaries     Subsidiaries       Pegasus    Eliminations
                                            ------------     -------------      -------    ------------
Total revenue                                $ 97,575         $  2,947                       ($1,324)
Total operating expenses                      100,296           12,754        $    453        (1,324)
                                             --------         --------        --------       -------
Income (loss) from operations                  (2,721)          (9,807)           (453)
Interest expense                                8,695               47          10,310        (7,700)
Other                                         (12,596)         (12,478)             14
                                             --------         --------        --------       -------
Income (loss) before income taxes               1,180            2,624         (10,777)        7,700
Provision for income taxes                       175
                                             --------         --------        --------       -------
Net income (loss)                            $  1,005         $  2,624        ($10,777)      $ 7,700
                                             ========         ========        ========       =======

                              [RESTUBED FOR ABOVE]

                                                               Pegasus
                                                  Pegasus     Development
                                                  Subtotal    Corporation    Eliminations      Totals
                                                  --------    -----------    ------------      ------
Total revenue                                    $ 99,198     $   328           ($328)       $ 99,198
Total operating expenses                          112,179       4,199            (328)        116,050
                                                 --------     -------           -----        --------
Income (loss) from operations                     (12,981)     (3,871)                        (16,852)
Interest expense                                   11,352                                      11,152
Other                                             (25,060)         88                         (24,972)
                                                 --------     -------           -----        --------
Income (loss) before income taxes                     727      (3,959)                         (3,232)
Provision for income taxes                            175                                         175
                                                 --------     -------           -----        --------
Net income (loss)                                $    552     ($3,959)                        ($3,407)
                                                 ========     =======           =====        ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Subsidiary Guarantees:-(Continued)

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 1999
(in thousands)

                                             Guarantor       Non-guarantor
                                            Subsidiaries     Subsidiaries       Pegasus    Eliminations
                                            ------------     -------------      -------    ------------
Cash flows from operating activities:
Net income (loss)                            ($5,170)         ($52,800)        ($12,195)      $7,737
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization               39,263               152              522
  Program rights amortization                  2,460
  Change in assets and liabilities:
    Accounts receivable                       (5,588)
    Accounts payable and accrued expenses     16,733                (4)                       (7,737)
    Prepaids and other                        (3,699)
  Other                                       (1,554)                             4,405
                                           ---------          --------          -------       ------
Net cash provided (used) by operating
  activities                                  42,445           (52,652)          (7,268)

Cash flows from investing activities:
  Acquisitions                              (104,064)
  Capital expenditures                        (8,952)
  Purchase of intangible assets               (1,787)                               (33)
  Other                                    $  51,605                            (53,755)
                                           ---------          --------          -------       ------
Net cash provided (used) for
  investing activities                       (63,198)                           (53,788)

Cash flows from financing activities:
  Proceeds from debt                         108,400
  Repayment of debt                          (59,680)
  Other                                      (25,233)           50,039           56,179
                                           ---------          --------          -------       ------
Net cash provided (used) by
  financing activities                        23,487            50,039           56,179

Net increase (decrease) in cash and
  cash equivalents                             2,734            (2,613)          (4,877)
Cash and cash equivalents, beginning
  of year                                     14,143             3,092            5,318
                                           ---------          --------          -------       ------
Cash and cash equivalents, end of period     $16,877          $    479          $   441
                                           =========          ========          =======       ======

                              [RESTUBED FOR ABOVE]

                                                              Pegasus
                                                Pegasus     Development
                                                Subtotal    Corporation    Eliminations       Totals
                                                --------    -----------    ------------       ------
Cash flows from operating activities:
Net income (loss)                               ($62,428)        ($79)                       ($62,507)
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization                   39,937            3                          39,940
  Program rights amortization                      2,460                                        2,460
  Change in assets and liabilities:
    Accounts receivable                           (5,588)         258                          (5,330)
    Accounts payable and accrued expenses          8,992           (6)                          8,986
    Prepaids and other                            (3,699)                                      (3,699)
  Other                                            2,851                                        2,851
                                                --------       ------      -----------       --------
Net cash provided (used) by operating
  activities                                     (17,475)         176                         (17,299)

Cash flows from investing activities:
  Acquisitions                                  (104,064)                                    (104,064)
  Capital expenditures                            (8,952)           2                          (8,950)
  Purchase of intangible assets                   (1,820)        (290)                         (2,110)
  Other                                           (2,150)      (4,829)                         (6,979)
                                                --------       ------      -----------       --------
Net cash provided (used) for
  investing activities                          (116,986)      (5,117)                       (122,103)

Cash flows from financing activities:
  Proceeds from debt                             108,400                                      108,400
  Repayment of debt                              (59,680)                                     (59,680)
  Other                                           80,985        4,829                          85,814
                                                --------       ------      -----------       --------
Net cash provided (used) by
  financing activities                           129,705        4,829                         134,534

Net increase (decrease) in cash and
  cash equivalents                                (4,756)        (112)                         (4,868)
Cash and cash equivalents, beginning
  of year                                         22,553          154                          22,707
                                                --------       ------      -----------       --------
Cash and cash equivalents, end of period        $ 17,797       $   42                        $ 17,839
                                                ========       ======      ===========       ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Subsidiary Guarantees:-(Continued)

Condensed Combined statements of Cash Flows
For the Nine Months ended September 30, 1998
(in thousands)

                                             Guarantor       Non-guarantor
                                            Subsidiaries     Subsidiaries       Pegasus    Eliminations
                                            ------------     -------------      -------    ------------
Cash flows from operating activities:
Net income (loss)                            $  1,005          $ 2,624         ($10,777)      $7,700
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization                29,008              551              453
  Program rights amortization                   1,914
  Change in assets and liabilities:
    Accounts receivable                          (908)               1
    Accounts payable and accrued expenses       7,805           (2,135)                       (7,700)
    Prepaids and other                            (96)              46
  Other                                       (10,980)         (12,504)          (2,554)
                                             --------          -------         --------       ------
Net cash provided (used) by operating
  activities                                   27,748          (11,417)         (12,878)

Cash flows from investing activities:
  Acquisitions                                (89,815)
  Capital expenditures                         (5,051)            (266)
  Purchase of intangible assets                (3,495)             (25)
  Other                                        (6,000           15,182            7,525
                                             --------          -------         --------       ------
Net cash provided (used) for
  investing activities                       (92,361)           14,891            7,525

Cash flows from financing activities:
  Proceeds from debt                           81,500
  Repayment of debt                            (2,612)          (3,084)
  Other                                          (406)          13,682          (10,000)
                                             --------          -------         --------       ------
Net cash provided (used) by
  financing activities                         78,482           10,598          (10,000)

Net increase (decrease) in cash and
  cash equivalents                             13,869           14,072          (15,353)
Cash and cash equivalents, beginning
  of year                                       9,170            2,511            5,329
                                             --------          -------         --------       ------
Cash and cash equivalents, end of period     $ 23,039          $16,583         ($10,024)
                                             ========          =======         ========       ======

                              [RESTUBED FOR ABOVE]

                                                  Pegasus
                                                Development
                                                Corporation    Eliminations       Totals
                                                -----------    ------------       ------
Cash flows from operating activities:
Net income (loss)                                 ($3,959)                        (3,407)
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization                                                   30,012
  Program rights amortization                                                      1,914
  Change in assets and liabilities:
    Accounts receivable                            (2,502)                        (3,409)
    Accounts payable and accrued expenses                                         (2,030)
    Prepaids and other                                                               (50)
  Other                                                 2                        (26,036)
                                                  -------      ------------      -------
Net cash provided (used) by operating
  activities                                       (6,459)                        (3,006)

Cash flows from investing activities:
  Acquisitions                                                                   (89,815)
  Capital expenditures                                 (2)                        (5,319)
  Purchase of intangible assets                       (92)                        (3,612)
  Other                                                                           28,707
                                                  -------      ------------      -------
Net cash provided (used) for
  investing activities                                (94)                       (70,039)

Cash flows from financing activities:
  Proceeds from debt                                                              81,500
  Repayment of debt                                                               (5,696)
  Other                                             6,800                         10,076
                                                  -------      ------------      -------
Net cash provided (used) by
  financing activities                              6,800                         85,880

Net increase (decrease) in cash and
  cash equivalents                                    247                         12,835
Cash and cash equivalents, beginning
  of year                                                                         17,010
                                                  -------      ------------      -------
Cash and cash equivalents, end of period          $   247                        $29,845
                                                  =======      ============      =======

                                       14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by Pegasus and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         o An independent provider of DIRECTV with 407,000 subscribers at October 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 3.1 million rural households in 31 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 54,000 subscribers.

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

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         Total net revenues for the three months ended September 30, 1999 were $61.5 million, an increase of $25.5 million, or 71%, compared to total net revenues of $36.0 million for the same period in 1998. The increase is primarily due to an increase in DBS revenues of $21.1 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended September 30, 1999 were $84.2 million, an increase of $40.8 million, or 94%, compared to total operating expenses of $43.4 million for the same period in 1998. The increase is primarily due to an increase of $35.5 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $1.3 million for the three months ended September 30, 1999, an increase of $275,000, or 26%, compared to $1.1 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business.

         Interest expense was $4.4 million for the three months ended September 30, 1999, a decrease of $163,000, or 4%, compared to interest expense of $4.5 million for the same period in 1998. The decrease in interest expense is primarily due to a decrease in sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $51,000 for the three months ended September 30, 1999, a decrease of $227,000, or 82%, compared to interest income of $278,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances for the three months ended September 30, 1999 compared to the same period in 1998.

         Other expenses were $209,000 for the three months ended September 30, 1999, an increase of $260,000 compared to other income of $51,000 for the same period in 1998. The increase is due to an increase in professional fees and other non-operating expenses.

         Pegasus sold its New England cable systems effective July 1, 1998 for $30.1 million resulting in a nonrecurring gain of $24.7 million in the third quarter of 1998.

         The provision for income taxes was $221,000 for the three months ended September 30, 1999, an increase of $171,000, or 343%, compared to $50,000 for the same period in 1998.

DBS

         Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired, through acquisitions, approximately 43,000 subscribers and the exclusive DIRECTV distribution rights to approximately 378,000 households in rural areas of the United States. At September 30, 1999, Pegasus had exclusive DIRECTV distribution rights to 3.1 million households and 392,000 subscribers as compared to 2.7 million households and 224,000 subscribers at September 30, 1998. Pegasus had 3.3 million households and 416,000 subscribers at September 30, 1999, including pending acquisitions. At September 30, 1998, subscribers would have been 281,000, including pending and completed acquisitions. Subscriber penetration increased from 8.6% at September 30, 1998 to 12.7% at September 30, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $46.4 million for the three months ended September 30, 1999, an increase of $21.1 million, or 84%, compared to DBS net revenues of $25.3 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the third quarter of 1999 compared to the third quarter of 1998. The average monthly revenue per subscriber was $44.94 for the three months ended September 30, 1999 compared to $41.83 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at September 30, 1999, were $49.8 million, an increase of $15.4 million, or 45%, compared to pro forma DBS net revenues of $34.4 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $32.5 million for the three months ended September 30, 1999, an increase of $14.8 million, or 84%, compared to $17.7 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.2% for the three months ended September 30, 1999 compared to 70.1% for the same period in 1998.

         Subscriber acquisition costs were $25.5 million for the three months ended September 30, 1999, an increase of $18.3 million compared to $7.2 million for the same period in 1998. Gross subscriber additions were 79,800 for the three months ended September 30, 1999 compared to 20,800 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $320 for the three months ended September 30, 1999 compared to $346 for the same period in 1998. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $200,000 for the three months ended September 30, 1999, a decrease of $50,000, or 20%, compared to $250,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the third quarter of 1999 as compared to the third quarter of 1998.

         Depreciation and amortization was $10.6 million for the three months ended September 30, 1999, an increase of $2.4 million, or 29%, compared to $8.2 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended September 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended September 30, 1999 were $8.9 million, an increase of $1.0 million, or 13%, compared to net broadcast revenues of $7.9 million for the same period in 1998. The increase is primarily attributable to an increase of $429,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $394,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $5.8 million for the three months ended September 30, 1999, an increase of $1.6 million, or 38%, compared to $4.2 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $1.4 million for the three months ended September 30, 1999, an increase of $113,000, or 9%, compared to $1.3 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         There was no incentive compensation, which is calculated based on increases in pro forma location cash flow, for the three months ended September 30, 1999 compared to incentive compensation of $112,000 for the same period in 1998. No incentive compensation resulted from a decline in pro forma location cash flow during the third quarter of 1999 compared to the third quarter of 1998.

         Depreciation and amortization was $1.3 million for the three months ended September 30, 1999, an increase of $551,000, or 74%, compared to $749,000 for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

         Total net cable revenues were $6.2 million for the three months ended September 30, 1999, an increase of $3.4 million, or 118%, compared to net cable revenues of $2.8 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Net revenues derived from Pegasus' existing Puerto Rico cable system were $3.6 million for the three months ended September 30, 1999, an increase of $760,000, or 27%, compared to net cable revenues of $2.8 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.6 million for the three months ended September 30, 1999. The average monthly revenue per subscriber was $38.89 for the three months ended September 30, 1999 compared to $32.71 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 53,900 subscribers as of September 30, 1999 compared to 51,100 subscribers as of September 30, 1998.

         Programming, technical, and general and administrative expenses were $3.2 million for the three months ended September 30, 1999, an increase of $1.7 million, or 111%, compared to $1.5 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999.

         Marketing and selling expenses were $219,000 for the three months ended September 30, 1999, an increase of $137,000, or 168%, compared to $82,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $135,000 for the three months ended September 30, 1999, an increase of $130,000 compared to $5,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the third quarter of 1999 as compared to the third quarter of 1998.

         Depreciation and amortization was $2.0 million for the three months ended September 30, 1999, an increase of $927,000, or 86%, compared to $1.1 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         Total net revenues for the nine months ended September 30, 1999 were $160.1 million, an increase of $60.9 million, or 61%, compared to total net revenues of $99.2 million for the same period in 1998. The increase in total net revenues for the nine months ended September 30, 1999 is primarily due to an increase in DBS revenues of $54.9 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the nine months ended September 30, 1999 were $209.9 million, an increase of $93.8 million, or 81%, compared to total operating expenses of $116.0 million for the same period in 1998. The increase is primarily due to an increase of $85.6 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $3.7 million for the nine months ended September 30, 1999, an increase of $918,000, or 33%, compared to $2.8 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business.

         Interest expense was $12.2 million for the nine months ended September 30, 1999, an increase of $845,000, or 7%, compared to interest expense of $11.4 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $212,000 for the nine months ended September 30, 1999, a decrease of $186,000, or 47%, compared to interest income of $398,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances for the nine months ended September 30, 1999 compared to the same period in 1998.

         Other expenses were $364,000 for the nine months ended September 30, 1999, an increase of $212,000, or 139%, compared to other expenses of $153,000 for the same period in 1998. The increase is due to an increase in professional fees and other non-operating expenses.

         Pegasus sold its New England cable systems effective July 1, 1998 for $30.1 million resulting in a nonrecurring gain of $24.7 million for the nine months ended September 30, 1998.

         The provision for income taxes was $406,000 for the nine months ended September 30, 1999, an increase of $231,000, or 132%, compared to $175,000 for the same period in 1998.

DBS

         Total DBS net revenues were $118.9 million for the nine months ended September 30, 1999, an increase of $54.9 million, or 86%, compared to DBS net revenues of $64.0 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first three quarters of 1999 compared to the same period in 1998. The average monthly revenue per subscriber was $43.41 for the nine months ended September 30, 1999 compared to $42.01 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at September 30, 1999, were $133.9 million, an increase of $35.1 million, or 35%, compared to pro forma DBS net revenues of $98.8 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $82.4 million for the nine months ended September 30, 1999, an increase of $38.3 million, or 87%, compared to $44.1 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.4% for the nine months ended September 30, 1999 compared to 69.0% for the same period in 1998.

         Subscriber acquisition costs were $54.6 million for the nine months ended September 30, 1999, an increase of $39.2 million compared to $15.4 million for the same period in 1998. Gross subscriber additions were 154,200 for the nine months ended September 30, 1999 compared to 50,300 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $354 for the nine months ended September 30, 1999 compared to $307 for the same period in 1998. The increase in subscriber acquisition costs per gross subscriber addition is due to an increase in commissions and an increase in promotional programming during the first half of 1999.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $795,000 for the nine months ended September 30, 1999, a decrease of $190,000, or 19%, compared to $985,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first three quarters of 1998.

         Depreciation and amortization was $30.6 million for the nine months ended September 30, 1999, an increase of $8.3 million, or 37%, compared to $22.3 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the nine months ended September 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the nine months ended September 30, 1999 were $26.4 million, an increase of $3.0 million, or 13%, compared to net broadcast revenues of $23.4 million for the same period in 1998. The increase is primarily attributable to an increase of $1.2 million in net broadcast revenues from the four stations launched in 1997 and 1998, a $795,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $15.9 million for the nine months ended September 30, 1999, an increase of $3.6 million, or 30%, compared to $12.3 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $4.4 million for the nine months ended September 30, 1999, an increase of $230,000, or 5%, compared to $4.2 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $202,000 for the nine months ended September 30, 1999, an increase of $58,000, or 40% compared to $144,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first three quarters of 1998.

         Depreciation and amortization was $3.8 million for the nine months ended September 30, 1999, an increase of $514,000, or 16%, compared to $3.3 million for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

         Total net cable revenues were $14.9 million for the nine months ended September 30, 1999, an increase of $3.1 million, or 26%, compared to net cable revenues of $11.8 million for the same period in 1998. The increase is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $3.3 million for the nine months ended September 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $10.0 million for the nine months ended September 30, 1999, an increase of $1.4 million, or 17%, compared to net cable revenues of $8.5 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $4.9 million for the nine months ended September 30, 1999. The average monthly revenue per subscriber was $37.02 for the nine months ended September 30, 1999 compared to $34.14 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 53,900 subscribers as of September 30, 1999 compared to 51,100 subscribers as of September 30, 1998.

         Programming, technical, and general and administrative expenses were $7.6 million for the nine months ended September 30, 1999, an increase of $1.5 million, or 26%, compared to $6.0 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system partially offset by the sale of Pegasus' New England cable systems.

         Marketing and selling expenses were $504,000 for the nine months ended September 30, 1999, an increase of $236,000, or 88%, compared to $268,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $195,000 for the nine months ended September 30, 1999, an increase of $27,000, or 16%, compared to $169,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first three quarters of 1998.

         Depreciation and amortization was $5.0 million for the nine months ended September 30, 1999, an increase of $1.0 million, or 26%, compared to $4.0 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.

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

         Pre-marketing cash flow increased by approximately $7.2 million, or 64%, for the three months ended September 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the three months ended September 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $6.3 million, or 83%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         Pre-marketing cash flow increased by approximately $17.0 million, or 53%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the nine months ended September 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $16.6 million, or 84%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         During the nine months ended September 30, 1999, $22.7 million of cash on hand at the beginning of the year, together with $134.5 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $17.3 million and investing activities of $122.1 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from twelve independent DIRECTV providers during the first three quarters of 1999 for approximately $61.8 million;

         o the purchase of a building for broadcast operations in our Northeastern PA market for approximately $1.8 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $825,000;

         o DBS facility upgrades of $1.6 million;

         o the expansion and enhancements of the Puerto Rico cable system amounting to $3.6 million, including $213,000 related to hurricane damage;

         o payments of programming rights amounting to $2.2 million;

         o investment in an affiliate of $4.8 million;

         o new business development costs of approximately $286,000; and

         o other capital expenditures and intangibles totaling approximately $3.1 million.

         Financing activities consisted of:

         o contributions by Pegasus Communications Corporation of approximately $98.0 million;

         o net borrowings on bank credit facilities totaling $58.4 million;

         o the repayment of approximately $22.9 million of long-term debt, primarily sellers' notes, capital leases and affiliate advances; and

         o restricted cash draws of approximately $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

         As of September 30, 1999, cash on hand amounted to $17.8 million.

         Pegasus maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of September 30, 1999, $85.9 million was outstanding and stand-by letters of credit amounting to $29.7 million were issued under our $180.0 million credit facility. The credit facility expires in December 2003.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a combined basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the two completed DBS acquisitions occurring in the third quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on October 1, 1998, Adjusted Operating Cash Flow would have been approximately $67.3 million as follows:

                                                                                Four Quarters Ended
                                                                                 September 30,1999
                                                                              -----------------------
                                                                                  (in thousands)
Revenues.................................................................            $218,976
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.......................................................             147,306
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges.....              71,670
Corporate expenses.......................................................               4,371
                                                                                      -------
Adjusted operating cash flow ............................................             $67,299
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

         o sell our assets.

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

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a year 2000-specific contingency plan. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond September 30, 1999 relating to the year 2000 issue are not expected to be significant.

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

PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

         On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV, Inc. seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. While we are not a party to the pending litigation between the National Rural Telecommunications Cooperative and DIRECTV, the outcome of the litigation could have a material adverse effect on our direct broadcast satellite business because we are an associate of the National Rural Telecommunications Cooperative with contract rights that are affected by the contractual relationship between the National Rural Telecommunications Cooperative and DIRECTV.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus Communications Corporations' Form 10-Q for the quarterly period ended September 30, 1999). (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

    Exhibit 27.1      Financial Data Schedule.

(b) Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Pegasus Media & Communications, Inc.



   November 12, 1999           By: /s/ M. Kasin Smith
-------------------------      -----------------------
Date                           M. Kasin Smith
                               Vice President and Acting Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus Communications Corporations' Form 10-Q for the quarterly period ended September 30, 1999). (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).



         Exhibit 27.1      Financial Data Schedule.