Form 10-K
period 1999-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2000-03-27
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended December 31, 1999
                                   -----------------
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

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
225 City Avenue; Suite 200, Bala Cynwyd, PA                      19004
-------------------------------------------                      -----
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

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X] Number of shares of each class of the registrant's common stock outstanding as of March 15, 2000:

             Class A, Common Stock, $0.01 par value    161,500
             Class B, Common Stock, $0.01 par value      8,500

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



                                                                                                                 Page
                                                                                                                 ----


PART I                                                                                                             3
Item 1.         Business...................................................................................        3
Item 2.         Properties.................................................................................        7
Item 3.         Legal Proceedings..........................................................................        8
Item 4.         Submission of Matters to a Vote of Security Holders........................................        9

PART II                                                                                                            9
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters..................        9
Item 6.         Selected Financial Data....................................................................        9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations......       10
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.................................       16
Item 8.         Financial Statements and Supplementary Data................................................       16
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       16

PART III                                                                                                          16

PART IV                                                                                                           17
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       17

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                     PART I

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; our relationships with DIRECTV and the National Rural Telecommunications Cooperative; and other factors referenced in this Report.

         The information in this Report assumes the completion of certain pending acquisitions described in "Item 1: Business - Recent Completed and Pending Transactions," unless otherwise noted.

ITEM 1: BUSINESS

General

     Pegasus Media & Communications, Inc. is:

   o     A wholly owned subsidiary of Pegasus Communications Corporation.

   o The largest independent distributor of DIRECTV(R) with 779,000 subscribers at February 29, 2000. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 5.3 million rural households in 38 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 2,500 independent retailers.

   o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB.

DIRECTV

         DIRECTV is a service of Hughes Electronics, a subsidiary of General Motors Corporation. DIRECTV offers in excess of 200 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via four high-power Ku band satellites. We believe that DIRECTV's extensive line-up of cable networks, pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV added 1.6 million new subscribers in 1999.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics, which was succeeded by its subsidiary DIRECTV, entered into an agreement with the National Rural Telecommunications Cooperative authorizing the National Rural Telecommunications Cooperative to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 National Rural Telecommunications Cooperative members and affiliates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households. Pegasus was the largest of the original DIRECTV rural affiliates, acquiring a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. Since 1996, we have increased our DIRECTV exclusive territories to approximately 5.3 million homes through the completed or pending acquisitions of 92 other DIRECTV rural affiliates.

         Upon completion of the pending acquisitions described below in "--Recent Completed and Pending Transactions," we will distribute DIRECTV in the following DIRECTV exclusive territories:

                          Exclusive
                           DIRECTV                              Total Homes in         Total
                         Territories                               Territory        Subscribers      Penetration
                         -----------                               ---------        -----------      -----------

  Northeast..............................................           751,745           87,176            11.6%
  Central................................................         1,138,651          169,197            14.9%
  Southeast..............................................         1,010,979          166,244            16.4%
  Midwest................................................           877,756          127,733            14.6%
  Central Plains.........................................           411,666           47,749            11.6%
  Texas..................................................           465,835           87,229            18.7%
  West...................................................           670,148           93,661            14.0%
                                                            -----------------  ----------------  -----------------
      Total                                                       5,326,780          778,989            14.6%
                                                            =================  ================  =================
-----------------------------------------------------------------------------------------------------------------------------------

         Total homes in territory are based on estimates of primary residences by Claritas, Inc.

Pegasus Rural Focus and Strategy

         We believe that direct broadcast satellite and other digital satellite services will achieve disproportionately greater consumer acceptance in rural areas than in metropolitan areas. Direct broadcast satellite services have already achieved a penetration of more than 22% in rural areas of the United States, as compared to approximately 5% in metropolitan areas.

         Our long-term goal is to become an integrated provider of direct broadcast satellite and other digital satellite services for the 79.8 million people, 32.3 million homes and 3.1 million businesses located in rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

   o continuing to grow our rural subscriber base by aggressively marketing DIRECTV;

   o    continuing to acquire other DIRECTV rural affiliates;

   o    continuing to develop the Pegasus Communications retail network; and

   o generating future growth by bundling additional digital satellite services with DIRECTV.

The Pegasus Communications Retail Network

         As a subsidiary of Pegasus Communications Corporation, the Pegasus Communications retail network of over 2,500 independent satellite, consumer electronics and other retailers serving rural areas is available to us. The Pegasus Communications retail network began in 1995 in order to distribute DIRECTV in Pegasus' original DIRECTV exclusive territories in New England. This network has been expanded into 41 states as a result of Pegasus Communications Corporation's and our acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus Communications retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus Communications retail network has positioned us to:

   o improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates;

   o assist DIRECTV in improving DIRECTV's direct broadcast satellite market share in rural areas outside of the DIRECTV exclusive territories held by DIRECTV rural affiliates; and

   o offer providers of new digital satellite services, such as the soon to be launched digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Broadcast Television

    Our operating strategy in broadcast television is focused on:

   o developing strong local sales forces and sales management to maximize the value of our stations' inventory of advertising spots;

   o improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner; and

   o maintaining strict control over operating costs while motivating employees through the use of incentive plans, which reward our employees in proportion to annual increases in location cash flow.

         We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, the WB and UPN, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We have entered into local marketing agreements in markets where we already own a station because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has recently adopted rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to program an additional station pursuant to a local marketing agreement in 2000, if permitted by the FCC.

    The following table sets forth general information for each of Pegasus' stations.

                                                     Station
               Station         Acquisition Date    Affiliation    Market Area        DMA(1)      Households (2)
               -------         ----------------    -----------    -----------        ------      --------------

  WDBD-40                          May 1993            Fox        Jackson, MS          89           306,000

  WDSI-61                          May 1993            Fox      Chattanooga, TN        84           327,000

  WGFL-53 (3)                         (3)              WB       Gainesville, FL       165           104,000

  WOLF-56/WILF-53 (4)              May 1993            Fox      Northeastern PA        51           555,000

  WSWB-38 (4)                         (4)              WB       Northeastern PA        51           555,000

  WPXT-51                        January 1996          Fox        Portland, ME         80           355,000

  WPME-35 (5)                         (5)              UPN        Portland, ME         80           355,000

  WTLH-49/ WFXU (6)               March 1996           Fox      Tallahassee, FL       109           104,000
------------------------------------------------------------------------------------------------------------------------------------
(1)  There are 211 designated market areas in the United States with each county in the continental United States assigned uniquely to one designated market area. Ranking of designated market areas is based upon Nielsen estimates of the number of television households.

(2)  Represents total homes in a designated market area for each television station as estimated by Broadcast Investment Analysts.

(3)  Pegasus began programming WGFL in October 1997 pursuant to a local marketing agreement as an affiliate of  the WB network.

(4)  WILF and WWLF until November 1998 had simulcast the programming of WOLF. In November 1998, the station then known as
     WOLF (Channel 38) was sold to KB Prime Media LLC. That station has changed its call letters to WSWB and is now programmed by Pegasus pursuant to a local marketing agreement as an affiliate of the WB network. The station formerly known as WWLF changed its call letters to WOLF and simulcasts Fox programming on WILF.

(5)  Pegasus began programming WPME in August 1997 pursuant to a local marketing agreement as an affiliate of UPN.

(6)  Pegasus programs WFXU pursuant to a local marketing agreement.  WFXU has simulcast the programming of WTLH since July 1998.


Cable Television

         We own and operate a cable system serving areas of western, southwestern and northwestern Puerto Rico. Our Puerto Rico cable system serves franchised areas of approximately 170,000 households and serves approximately 55,000 subscribers.

         We have entered into a letter of intent to sell the assets of our cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The sale of this cable system is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. The sale is also subject to approval by the board of directors of Pegasus Communications Corporation. We cannot assure you that these conditions will be satisfied and that the sale will be consummated.

Recent Completed and Pending Transactions

Completed Transactions

         Completed Direct Broadcast Satellite Acquisitions. From January 1, 2000 through March 1, 2000, we completed five acquisitions for DIRECTV distribution rights in rural areas of California, Indiana, Illinois, Oregon and South Dakota. In the aggregate, the consideration for the completed direct broadcast satellite acquisitions was $23.5 million in cash, $22.5 million in Pegasus Communications Corporation's Series D junior convertible participating preferred stock, $10.0 million in Pegasus Communications Corporation's Series E junior convertible participating preferred stock, $39.7 million in Pegasus Communications Corporation's Class A common stock, $200,000 in promissory notes and $381,000 in assumed net liabilities. The territories covered by these transactions include approximately 355,800 households, including approximately 17,800 seasonal residences and 35,600 business locations and 42,800 subscribers. In January 2000, we completed an acquisition for DIRECTV distribution rights in rural areas of Michigan that was effective December 14, 1999. In the aggregate, the total consideration for this direct broadcast satellite acquisition was $707,000 in cash, $5.7 million in Pegasus Communications Corporation's Series B junior convertible participating preferred stock, $315,000 in promissory notes and $61,000 in assumed net liabilities. The territories covered by this transaction include approximately 27,700 households, including approximately 1,400 seasonal residences and 2,800 business locations and 3,700 subscribers.

         Credit Facility. On January 14, 2000, we entered into a first amended and restated $500.0 million credit facility, which replaced our existing credit facility. We can use borrowings under the credit facility for acquisitions and general corporate purposes. In connection with the closing of this new credit facility, Digital Television Services, Inc., a wholly-owned subsidiary of Pegasus Communications Corporation, was merged with and into a subsidiary of Pegasus.

Pending Transactions

         Pending Direct Broadcast Satellite Acquisitions. As of March 1, 2000, we have entered into letters of intent or definitive agreements to acquire DIRECTV distribution rights in rural areas of three states. In the aggregate, the consideration for these pending direct broadcast satellite acquisitions is $15.7 million in cash. The territories covered by the letters of intent or definitive agreements include approximately 81,500 television households, including approximately 4,100 seasonal residences and 8,200 business locations and 7,900 subscribers. The closings of these acquisitions are subject to negotiation of definitive agreements, third-party approvals and other customary conditions. We cannot assure you that these conditions will be satisfied.

     Sale of Puerto Rico Cable System. We have entered into a letter of intent to sell the assets of our cable system in Puerto Rico. See - Cable Television.

Employees

         As of December 31, 1999, we had 638 full-time and 115 part-time employees. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2: PROPERTIES

         Our corporate headquarters are located in Bala Cynwyd, Pennsylvania. In February 2000, our corporate headquarters was purchased by Pegasus Communications Corporation for $12.5 million, with mortgage financing of approximately $8.8 million.

         Our direct broadcast satellite operations are headquartered in Marlborough, Massachusetts and we operate call centers out of leased space in San Luis Obispo, California, Marlborough, Massachusetts, and Louisville, Kentucky. These leases expire on various dates through 2002. In connection with our TV operations, we own or lease various transmitting equipment, television stations, and office space. Our cable operations include office, head end, and warehouse space in Puerto Rico. The property that we do not own in Puerto Rico is operated under various leases expiring at various dates through 2004. Our property in Puerto Rico will be sold in connection with the pending sale of our Puerto Rico cable system.

ITEM 3: LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree)W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree)W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed a portion of the National Rural Telecommunications Cooperative's lawsuit regarding launch fees and other benefits. In particular, the court dismissed the tort claim asserted by the National Rural Telecommunications Cooperative, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative. The court also consolidated that lawsuit with the other pending National Rural Telecommunications Cooperative/DIRECTV lawsuit. The court set various discovery and motion deadlines for the spring and summer of 2000 but did not set a trial date.

         On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion seeks a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. The hearing date on DIRECTV's motion was vacated by the court pending resolution of certain procedural issues raised by a new lawsuit we and Golden Sky Systems, Inc. filed against DIRECTV discussed below. Golden Sky is the second largest independent provider of DIRECTV and is a party to a definitive merger agreement with Pegasus Communications Corporation. The court has not yet set a trial date on the merits of the motion for partial summary judgment.

         On January 10, 2000, we and Golden Sky filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with premium programming, thereby preventing the National Rural Telecommunications Cooperative from providing this programming to the class members and affiliates. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

         Direct Broadcast Satellite Late Fee Litigation. In November 1998, we were sued in Indiana for allegedly charging direct broadcast satellite subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. We are unable to estimate the amount involved or to determine whether this suit is material to us. Similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction (I)(2)(c) of Form 10-K, Pegasus has omitted the disclosure required by this item.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of Pegasus' equity securities are publicly traded. All of Pegasus' equity securities are held by Pegasus' parent, Pegasus Communications Corporation. Pegasus did not sell any equity securities that would be required to be reported in accordance with Item 701 of regulation S-K of the Securities Act of 1933, as amended.


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

General

      Pegasus Media & Communications, Inc. is:

        o    A wholly-owned subsidiary of Pegasus Communications Corporation.

        o The largest independent provider of DIRECTV with 771,000 subscribers at February 29, 2000, on an actual basis. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 5.2 million rural households in 36 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 2,500 independent retailers.

        o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 55,000 subscribers.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the third quarter of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. The sale is also subject to approval by Pegasus Communications Corporation's board of directors. Accordingly, the results of our cable segment have been presented as discontinued operations in our combined statements of operations.

         In this section we use the terms pre-marketing cash flow from continuing operations and location cash flow from continuing operations. Pre-marketing cash flow from continuing operations is calculated by taking our earnings and adding back the following expenses:

        o    interest;

        o    income taxes;

        o    depreciation and amortization;

        o non-cash charges, such as incentive compensation under Pegasus Communications' restricted stock plan and 401(k) plans;

        o    corporate overhead;

        o    extraordinary and non-recurring items;

        o    results of discontinued operations; and

        o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.

         Location cash flow from continuing operations is pre-marketing cash flow from continuing operations less DBS subscriber acquisition costs.

         Pre-marketing cash flow from continuing operations and location cash flow from continuing operations are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow from continuing operations and location cash flow from continuing operations also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in our industry or the economy generally. We believe that pre-marketing cash flow from continuing operations and location cash flow from continuing operations are important, however, for the following reasons:

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

Results of Operations

Year ended December 31, 1999 compared to the year ended December 31, 1998

         Total net revenues from continuing operations in 1999 were $209.9 million, an increase of $81.6 million, or 64%, compared to total net revenues of $128.2 million in 1998. The increase in total net revenues in 1999 was primarily due to an increase in DBS revenues of $79.5 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations in 1999 were $279.1 million, an increase of $121.9 million, or 78%, compared to total operating expenses of $157.2 million in 1998. The increase was primarily due to an increase of $115.2 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $5.1 million in 1999, an increase of $883,000, or 21%, compared to $4.2 million in 1998. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         Other expenses from continuing operations were $665,000 in 1999, an increase of $316,000, or 91%, compared to other expenses of $349,000 in 1998. The increase is primarily due to increased investor relations activities and development costs.

         Interest expense from continuing operations was $17.5 million in 1999, an increase of $1.6 million, or 10%, compared to interest expense of $15.9 million in 1998. The increase in interest expense is primarily due to an increase in bank borrowings and seller notes associated with Pegasus' DBS acquisitions. Interest income from continuing operations was $420,000 in 1999, an increase of $210,000, or 100%, compared to interest income of $210,000 in 1998. The increase in interest income is due to higher average cash balances in 1999 compared to 1998.

         The provision for income taxes from continuing operations amounted to $100,000 in 1999, a decrease of $4.4 million, or 98%, compared to $4.5 million in 1998. The decrease is primarily a result of differences in 1998 between the financial statement carrying values and tax bases of assets and liabilities associated with Pegasus' DBS acquisitions.

         Equity in the net loss of an unconsolidated affiliate, resulting from an investment in Pegasus PCS Partners, LP in August 1999, amounted to $201,000 for the year ended December 31, 1999.

         Income from discontinued operations of the cable segment, net of income taxes, was $2.1 million in 1999, an increase of $1.1 million, or 103%, compared to $1.0 million in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at December 31, 1999 compared to 28,800 at December 31, 1998.

         Pegasus sold its remaining New England cable systems in 1998 for $30.1 million resulting in a gain on the sale of discontinued operations, net of income taxes, of $24.7 million.

DBS

         During 1999, Pegasus acquired, through acquisitions, approximately 39,000 subscribers and the exclusive DIRECTV distribution rights to approximately 336,000 households in rural areas of the United States. At December 31, 1999, Pegasus had exclusive DIRECTV distribution rights to 3.1 million households and 438,000 subscribers as compared to 2.8 million households and 254,000 subscribers at December 31, 1998. Pegasus had 5.3 million households and 753,000 subscribers at December 31, 1999, including pending acquisitions (which include the merger of Digital Television Services, Inc. into Pegasus). At December 31, 1998, subscribers would have been 511,000, including pending and completed acquisitions. Subscriber penetration increased from 9.6% at December 31, 1998 to 14.1% at December 31, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $173.6 million in 1999, an increase of $79.5 million, or 85%, compared to DBS net revenues of $94.1 million in 1998. The increase is primarily due to an increase in the average number of subscribers in 1999 compared to 1998. The average monthly revenue per subscriber was $43.99 in 1999 compared to $41.91 in 1998. Pro forma DBS net revenues, including pending acquisitions at December 31, 1999, were $295.7 million, an increase of $71.1 million, or 32%, compared to pro forma DBS net revenues of $224.6 million in 1998.

         Programming, technical, and general and administrative expenses were $121.9 million in 1999, an increase of $56.9 million, or 88%, compared to $65.0 million in 1998. The increase is attributable to significant growth in subscribers and territory in 1999. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.2% in 1999 compared to 69.1% in 1998.

         Subscriber acquisition costs were $74.5 million, an increase of $47.4 million compared to $27.0 million in 1998. Gross subscriber additions were 208,700 in 1999 compared to 79,300 in 1998. The total subscriber acquisition costs per gross subscriber addition were $357 in 1999 compared to $341 in 1998.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.1 million in 1999, an increase of $100,000, or 10%, compared to $985,000 in 1998. The increase resulted from a larger gain in pro forma location cash flow during 1999 as compared to 1998.

         Depreciation and amortization was $41.7 million in 1999, an increase of $10.8 million, or 35%, compared to $30.9 million in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred in 1998 and 1999.

Broadcast

         In 1999, Pegasus owned or programmed ten broadcast television stations in six markets. Two new stations were launched during the second half of 1998, and one new station was launched in December 1999. Total net broadcast revenues in 1999 were $36.3 million, an increase of $2.1 million, or 6%, compared to net broadcast revenues of $34.1 million in 1998. The increase was primarily attributable to an increase of $1.6 million in net broadcast revenues from the four stations that began operations in 1997 and 1998.

         Programming, technical, and general and administrative expenses were $22.8 million in 1999, an increase of $4.7 million, or 26%, compared to $18.1 million in 1998. The increase is primarily due to higher programming costs in 1999 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $6.3 million in 1999, an increase of $311,000, or 5%, compared to $6.0 million in 1998. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $57,000 in 1999, a decrease of $120,000, or 68%, compared to $177,000 in 1998. The decrease resulted from a lower gain in pro forma location cash flow during 1999 as compared to 1998.

         Depreciation and amortization was $5.1 million in 1999, an increase of $585,000, or 13%, compared to $4.5 million in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs, to fund DBS programming costs and dealer commissions and to fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow from continuing operations increased by approximately $19.7 million, or 50%, for the year ended December 31, 1999 as compared to the same period in 1998. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $22.6 million, or 78%, increase in DBS pre-marketing cash flow of which $13.3 million, or 59%, was due to an increase in same territory pre-marketing cash flow and $9.3 million or 41% was attributable to territories acquired in 1998 and 1999; and

         o a $2.9 million, or 29%, decrease in broadcast location cash flow as the result of a $2.5 million, or 25%, decrease in same station location cash flow and a $406,000 decrease attributable to the three new stations launched in July 1998, November 1998 and December 1999.

         During the year ended December 31, 1999, $22.7 million of cash on hand at the beginning of the year, together with $157.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $27.2 million and other investing activities of $131.5 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from fifteen independent DIRECTV providers during 1999 for approximately $64.6 million;

         o the purchase of a building for broadcast operations in our Northeastern PA market for approximately $1.8 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling approximately $1.0 million;

         o broadcast expenditures in connection with our new station in Jackson, Mississippi and other construction costs for $708,000;

         o     DBS facility upgrades of approximately $3.0 million;

         o the expansion, enhancements and capitalized costs of the Puerto Rico cable system amounting to approximately $6.1 million, including $213,000 related to hurricane damage;

         o     payments of programming rights amounting to $3.5 million;

         o     new business development costs of $373,000;

         o     investment in affiliate of $4.8 million; and

         o     other capital expenditures and intangibles totaling $3.5 million.

         Financing activities consisted of:

         o contributions by Pegasus Communications Corporation of approximately $62.4 million;

         o     net borrowings on bank credit facilities totaling $115.0 million;

         o the repayment of approximately $21.1 million of long-term debt, primarily sellers' notes, capital leases and affiliate advances;

         o restricted cash draws of approximately $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system;

         As of December 31, 1999, cash on hand amounted to $21.4 million

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a combined basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the Indenture. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the three completed DBS acquisitions occurring in the fourth quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on January 1, 1999, adjusted operating cash flow would have been approximately $74.9 million as follows:

                                                                                                        Four Quarters Ended
                                       (in thousands)                                                    December 31,1999
                                                                                                          ----------------

Revenues.................................................................................................      $244,467
Direct operating expenses, excluding depreciation, amortization and other non-cash
  charges................................................................................................       164,979
Income from operations before incentive compensation, corporate expenses, depreciation
  and amortization and other non-cash charges............................................................        79,488
Corporate expenses.......................................................................................         4,569
                                                                                                               --------
Adjusted operating cash flow ............................................................................      $ 74,919
                                                                                                               ========

         Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, Pegasus is highly leveraged and our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its business, financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information about Pegasus' market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Pegasus' major market risk exposure is changing interest rates that relate to its credit facilities and debt obligations. Pegasus' objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. Pegasus has entered into interest rate protection agreements on its credit facilities to limit its exposure to market interest rate fluctuations.

         Pegasus maintained a $180.0 million senior, reducing revolving credit facility. As of December 31, 1999, $142.5 million was outstanding. Interest on the credit facility is calculated on either the bank's base rate or LIBOR, plus an applicable margin. The credit facility was amended and restated in January 2000.

         In January 2000, Pegasus entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated on either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004, and the term credit facility expires in April 2005.

         Commensurate with the closing of the first amended and restated credit facility, Pegasus borrowed $275.0 million under the term loan and outstanding balances under Pegasus' existing $180.0 million credit facility were repaid.

         As of December 31, 1999, Pegasus estimated the fair value of its debt to be approximately $255.7 million, using quoted market prices. The market risk associated with Pegasus' debt is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would not materially increase the fair value of Pegasus' debt.

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

                  (2)      Financial Statement Schedules

                                                                          Page
                                                                          ----
Report of PricewaterhouseCoopers LLP..................................... S-1
Schedule II - Valuation and Qualifying Accounts.......................... S-2

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

   10.13 Franchise Agreement granted to Dom's Tele-Cable, Inc., to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to Pegasus' Form 8-K dated March 21, 1996).

  10.14 Franchise Agreement granted to Dom's Tele-Cable, Inc. to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to Exhibit 3 to Pegasus' Form 8-K dated March 21, 1996).

  10.15 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated by reference herein to Exhibit 10.7 to Pegasus Communications Corporation's Registration Statement on Form S-4 (File No. 333-31080)).

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

  10.18+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated by reference to Exhibit 10.18 to Pegasus Communications Corporation's Registration Statement on Form S-3 (File No. 333-70949)).

  10.19+ Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to Pegasus Communications Corporation's Registration Statement on Form S-1 (File No. 333-18739)).

  10.20 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus Communications Corporation's Form 10-Q dated November 12, 1999).

  10.21.1 Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated by reference to Exhibit 10.8 to Pegasus Communications Corporation's Registration Statement on Form S-4 (File No. 333-31080)).

  10.21.2 Renewal Franchise Agreement dated as of March 19, 1999, granted to Pegasus Cable Television of San German, Inc. to build and operate cable television systems for the municipalities of Aguadilla, Aguada, Quebradillas, Moca and Isabela (which is incorporated by reference to Exhibit 10.24 to Pegasus Communications Corporation's Form 10-K for the fiscal year ended December 31, 1999 as filed with the SEC on March 10, 2000).

  24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).
  27.1*    Financial Data Schedule.
  ---------------
  *       Filed herewith.
  +       Indicates a management contract or compensatory plan.


           (b)    Reports on Form 8-K.

                  There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

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

Date: March 27, 2000

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

/s/ Marshall W. Pagon                                    Chairman of the Board, Chief            March 27, 2000
----------------------------------------------------     Executive Officer and President
                 Marshall W. Pagon
           (Principal Executive Officer)

/s/ M. Kasin Smith                                       Vice President and Chief                March 27, 2000
----------------------------------------------------     Financial Officer
                  M. Kasin Smith
   (Principal Financial and Accounting Officer)

/s/ Robert N. Verdecchio                                 Director                                March 27, 2000
----------------------------------------------------
               Robert N. Verdecchio

/s/ Michael C. Brooks                                    Director                                March 27, 2000
----------------------------------------------------
                 Michael C. Brooks

/s/ Harry F. Hopper III                                  Director                                March 27, 2000
----------------------------------------------------
                Harry F. Hopper III

                                                         Director                                March 27, 2000
----------------------------------------------------
               James J. McEntee, III

/s/ Mary C. Metzger                                      Director                                March 27, 2000
----------------------------------------------------
                  Mary C. Metzger






/s/ William P. Phoenix                                   Director                                March 27, 2000
----------------------------------------------------
                William P. Phoenix

/s/ Donald W. Weber                                      Director                                March 27, 2000
----------------------------------------------------
                  Donald W. Weber

/s/ Riordon B. Smith                                     Director                                March 27, 2000
----------------------------------------------------
                 Riordon B. Smith

                                       20

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of PricewaterhouseCoopers LLP                                        F-2

Combined Balance Sheets as of December 31, 1998 and 1999                    F-3

Combined Statements of Operations for the years ended December 31, 1997,
 1998 and 1999                                                              F-4

Combined Statements of Changes in Total Equity (Deficit) for the years
ended December 31, 1997, 1998 and 1999                                      F-5

Combined Statements of Cash Flows for the years ended December 31, 1997,
1998 and 1999                                                               F-6

Notes to Combined Financial Statements                                      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholder of Pegasus Media & Communications, Inc.:


In our opinion, the accompanying combined balance sheets and the related combined statements of operations and changes in total equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS  LLP


Philadelphia, Pennsylvania
February 11, 2000

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets
                             (Dollars in thousands)

                                                             December 31,              December 31,
                                                                 1998                      1999
                                                          ------------------        ------------------
                          ASSETS
Current assets:
   Cash and cash equivalents                                  $  22,707                  $ 21,351
   Restricted cash                                                1,000                        --
   Accounts receivable, less allowance for doubtful
    accounts of $384 and $1,067, respectively                    16,737                    24,642
   Inventory                                                      4,693                     9,506
   Program rights                                                 3,157                     4,373
   Deferred taxes                                                 2,602                       406
   Net advances to affiliates                                        --                     1,790
   Prepaid expenses and other                                       722                     3,463
                                                              ---------                  --------
     Total current assets                                        51,618                    65,531

Property and equipment, net                                      28,785                    37,841
Intangible assets, net                                          369,745                   444,274
Program rights                                                    3,429                     5,731
Deferred taxes                                                    7,168                    30,447
Investment in affiliate                                              --                     4,598
Deposits and other                                                  872                     5,042
                                                              ---------                  --------

   Total assets                                                $461,617                  $593,464
                                                               ========                  ========

                 LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                           $ 10,332                  $ 11,091
   Accounts payable                                               3,246                     8,045
   Accrued interest                                               6,189                     6,253
   Accrued satellite programming, fees and commissions           13,058                    24,314
   Accrued expenses                                              10,711                    11,817
   Amounts due seller                                                --                     6,729
   Current portion of program rights payable                      2,432                     4,447
                                                              ---------                  --------
     Total current liabilities                                   45,968                    72,696

Long-term debt                                                  124,812                   235,633
Net advances from affiliates                                      8,881                        --
Program rights payable                                            2,472                     4,211
Deferred taxes                                                   14,315                    35,398
                                                              ---------                  --------
    Total liabilities                                           196,448                   347,938
                                                              ---------                  --------

Commitments and contingent liabilities                               --                        --

Minority interest                                                 3,000                     3,000

Common stockholder's equity:
   Class A common stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                       2                         2
   Class B common stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                        --                        --
   Additional paid-in capital                                   314,011                   378,889
   Deficit                                                      (51,844)                 (136,365)
                                                              ---------                  --------
     Total stockholder's equity                                 262,169                   242,526
                                                              ---------                  --------

   Total liabilities and stockholder's equity                  $461,617                  $593,464
                                                              =========                  ========


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)


                                                                                 Years Ended December 31,
                                                              ----------------------------------------------------------------
                                                                    1997                   1998                   1999
                                                              ------------------     ------------------     ------------------
                                                                                                                <C<
Net revenues:
     DBS                                                         $ 17,990                $ 94,088               $173,613
     Broadcast                                                     31,725                  34,135                 36,257
                                                                 --------                --------               --------
       Total net revenues                                          49,715                 128,223                209,870

Operating expenses:
     DBS
        Programming, technical, general and administrative         11,991                  65,005                121,882
        Marketing and selling                                       4,804                  27,044                 74,460
        Incentive compensation                                        440                     985                  1,085
        Depreciation and amortization                               7,855                  30,886                 41,681
     Broadcast
        Programming, technical, general and administrative         15,719                  18,061                 22,798
        Marketing and selling                                       5,676                   5,993                  6,304
        Incentive compensation                                        298                     177                     57
        Depreciation and amortization                               3,724                   4,523                  5,108

     Corporate expenses                                             1,619                   3,525                  4,389
     Corporate depreciation and amortization                          632                     680                    699
     Other expense, net                                                55                     349                    665
                                                                 --------                --------               --------
       Loss from operations                                        (3,098)                (29,005)               (69,258)

Interest expense                                                  (10,777)                (15,935)               (17,510)
Interest income                                                        72                     210                    420
                                                                 --------                --------               --------

     Loss from continuing operations before income
       taxes, equity loss and extraordinary items                 (13,803)                (44,730)               (86,348)
Provision for income taxes                                            168                   4,490                    100
Equity in net loss of unconsolidated affiliate                         --                      --                   (201)
                                                                 --------                --------               --------

     Loss from continuing operations before
       extraordinary items                                        (13,971)                (49,220)               (86,649)

Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                   257                   1,047                  2,128
     Gain on sale of discontinued operations, net of
       income taxes                                                 4,451                  24,727                     --
                                                                 --------                --------               --------
     Loss before extraordinary items                               (9,263)                (23,446)               (84,521)
Extraordinary loss from extinguishment of debt, net                (1,656)                     --                     --
                                                                 --------                --------               --------
     Net loss                                                    ($10,919)               ($23,446)              ($84,521)
                                                                 ========                ========               ========


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
            Combined Statements of Changes in Total Equity (Deficit)
                                 (In thousands)


                                                                Common Stock
                                              --------------------------------------------
                                                      Class A              Class B
                                              --------------------------------------------   Additional     Retained     Total
                                                Number        Par       Number       Par       Paid-In      Earnings     Equity
                                               of Shares     Value     of Shares    Value      Capital      (Deficit)   (Deficit)
                                               ---------     -----     ---------    -----      -------      ---------   ---------
Balances at January 1, 1997                       162          $2           9         -      $   7,881      ($17,479)    ($9,596)
Net loss                                                                                                     (10,919)    (10,919)
Contribution by Parent                                                                         219,341                   219,341
                                              --------------------------------------------------------------------------------------
Balances at December 31, 1997                     162           2           9         -        227,222       (28,398)    198,826
Net loss                                                                                                     (23,446)    (23,446)
Contribution by Parent                                                                          86,789                    86,789
                                              --------------------------------------------------------------------------------------
Balances at December 31, 1998                     162           2           9         -        314,011       (51,844)    262,169
Net loss                                                                                                     (84,521)    (84,521)
Contribution by Parent                                                                          64,878                    64,878
                                              --------------------------------------------------------------------------------------
Balances at December 31, 1999                     162          $2           9          -      $378,889     ($136,365)   $242,526
                                              ======================================================================================













             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                            (Dollars in thousands)


                                                                                  Years Ended December 31,
                                                                        1997                 1998               1999
                                                                    ------------         ------------        -----------
    Cash flows from operating activities:
       Net loss                                                       ($10,919)            ($23,446)           ($84,521)
       Adjustments to reconcile net loss
         to net cash provided (used) for operating activities:
         Extraordinary loss on
          extinguishment of debt, net                                    1,656                   --                  --
         Depreciation and amortization                                  17,854               41,082              54,471
         Program rights amortization                                     1,716                2,366               3,686
         Accretion on discount of bonds                                    394                  397                 398
         Stock incentive compensation                                      919                1,278               1,495
         Gain on sale of cable systems                                  (4,451)             (24,727)                 --
         Equity in net loss of unconsolidated affiliate                     --                   --                 201
         Bad debt expense                                                  579                1,976               5,122
         Deferred income taxes                                             200                4,495                 100
         Change in assets and liabilities:
            Accounts receivable                                         (4,497)              (5,240)            (12,537)
            Inventory                                                     (124)              (3,717)             (4,641)
            Prepaid expenses and other                                     575                   14              (2,666)
            Accounts payable and accrued expenses                        4,248                2,211              15,838
            Accrued interest                                               167                  164                  64
            Capitalized subscriber acquisition costs                      (701)                  --                  --
            Deposits and other                                            (458)                (248)             (4,165)
                                                                      --------              -------             -------
       Net cash provided (used) by operating activities                  7,158               (3,395)            (27,155)
                                                                      --------              -------             -------
    Cash flows from investing activities:
          Acquisitions                                                 (45,580)            (109,340)           (106,907)
          Cash acquired from acquisitions                                4,061                  172                   5
          Capital expenditures                                          (9,375)              (9,777)            (11,830)
          Purchase of intangible assets                                 (2,339)              (3,131)             (4,539)
          Payments for programming rights                               (2,584)              (2,561)             (3,452)
          Proceeds from sale of cable system                             6,945               30,133                  --
          Investment in affiliate                                           --                   --              (4,800)
                                                                      --------              -------             -------
       Net cash used for investing activities                          (48,872)             (94,504)           (131,523)
                                                                      --------              -------             -------
    Cash flows from financing activities:
          Repayments of long-term debt                                    (214)              (6,234)            (10,260)
          Borrowings on bank credit facilities                             526               91,500             165,000
          Repayments of bank credit facilities                        (124,326)             (64,000)            (50,000)
          Net contributions by Parent                                  166,686               84,522              62,379
          Net advances from (to) affiliates                              9,846                 (964)            (10,671)
          Restricted cash                                                   --               (1,000)              1,000
          Debt issuance costs                                           (1,886)                  --                  --
          Capital lease repayments                                        (324)                (228)               (126)
                                                                      --------              -------             -------
       Net cash provided by financing activities                        50,308              103,596             157,322
                                                                      --------              -------             -------

    Net increase (decrease) in cash and cash equivalents                 8,594                5,697              (1,356)
    Cash and cash equivalents, beginning of year                         8,416               17,010              22,707
                                                                      --------              -------             -------
    Cash and cash equivalents, end of year                            $ 17,010              $ 22,707            $ 21,351
                                                                      ========              ========            ========



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

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying combined financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated. Certain amounts for 1997 and 1998 have been reclassified for comparative purposes.

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

Restricted Cash:

         The Company had restricted cash held in escrow of $1.0 million at December 31, 1998 in connection with the purchase of a cable system serving Aguadilla, Puerto Rico.

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

         Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

         Reception and distribution facilities...........       7 to 11 years
         Transmitter equipment...........................       5 to 10 years
         Equipment, furniture and fixtures...............       5 to 10 years
         Building and improvements.......................      12 to 39 years
         Vehicles and other equipment....................        3 to 5 years

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

         Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

         Network affiliation agreements..................            40 years
         Goodwill........................................            40 years
         DBS rights......................................            10 years
         Broadcast licenses..............................             7 years
         Other intangibles...............................       2 to 14 years

Revenue:

         The Company operates in growing segments of the media industry: DBS and Broadcast. The Company recognizes revenue in its DBS operations when video and audio services are provided. The Company recognizes revenue in its Broadcast operations when advertising spots are broadcast.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies:  - (Continued)

         The Company obtains a portion of its TV programming through its network affiliations with Fox, UPN and WB and also through independent producers. The Company does not make any direct payments for this programming. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the advertisements sold by the networks or independent producers are broadcast. Gross barter amounts of $7.5 million, $8.1 million and $7.6 million for 1997, 1998 and 1999, respectively, are included in Broadcast revenue and programming expense in the accompanying combined statements of operations.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled approximately $2.5 million, $9.5 million and $14.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.7 million, $2.4 million and $3.7 million is included in Broadcast programming expense for the years ended December 31, 1997, 1998 and 1999, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

Income Taxes:

         The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, LP, a subsidiary of the Company, is treated as a partnership for federal and state income tax purposes but taxed as a corporation for Puerto Rico income tax purposes.

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic regions. As of December 31, 1998 and 1999, the Company had no other significant concentrations of credit risk.

Reliance on DIRECTV:

         A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. Because the Company is a distributor of DIRECTV services, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV or its parent, Hughes Electronics Corporation ("Hughes").

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies:  - (Continued)

New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its business, financial position or results of operations.

3.   Property and Equipment:

         Property and equipment consist of the following (in thousands):

                                                              December 31,  December 31,
                                                                 1998          1999
                                                                 ----          ----
    Reception and distribution facilities..........             $20,713       $32,179
    Transmitter equipment..........................              17,535        16,747
    Equipment, furniture and fixtures..............               3,637         6,876
    Building and improvements......................               2,914         5,664
    Land...........................................               1,189         1,578
    Vehicles.......................................               1,112         1,616
    Other equipment................................               4,156         1,827
                                                              ---------    ----------
                                                                 51,256        66,487
    Accumulated depreciation.......................             (22,471)      (28,646)
                                                              ---------    ----------
    Net property and equipment.....................             $28,785       $37,841
                                                              =========    ==========


         Depreciation expense amounted to $5.4 million, $5.4 million and $6.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

4.   Intangibles:

         Intangible assets consist of the following (in thousands):

                                                                  December 31,  December 31,
                                                                      1998          1999
                                                                      ----          ----
    DBS rights.....................................                $336,285       $416,827
    Franchise costs................................                  31,158         71,657
    Goodwill.......................................                  28,033         28,033
    Broadcast licenses and affiliation agreements..                  15,062         16,436
    Consultancy and non-compete agreements.........                   7,023          7,964
    Deferred financing costs.......................                   6,697         10,701
    Other deferred costs...........................                   8,674         13,179
                                                                  ---------     ----------
                                                                    432,932        564,797
    Accumulated amortization.......................                 (63,187)      (120,523)
                                                                  ---------     ----------
    Net intangible assets..........................                $369,745       $444,274
                                                                  =========     ==========

         Amortization expense amounted to $12.4 million, $35.7 million and $48.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


5.   Equity Investment in Affiliate:

         PDC has a 93% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was a loss of $201,000 for 1999. PDC's total investment in PCS at December 31, 1999 was $4.6 million.

6.   Common Stock:

         In October 1996, the Company became a direct subsidiary of PCC as a result of PCC's initial public offering of its Class A Common Stock. In December 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly owned subsidiary of PCC.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

7.       Long-Term Debt:

   Long-term debt consists of the following (in thousands):                December 31,        December 31,
                                                                               1998                1999
                                                                               ----                ----
Series B Notes payable by Pegasus, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of $2.6 million
    and $2.2 million as of December 31, 1998 and 1999,
    respectively................................................             $82,378              $82,776
Senior  six-year  $180.0 million  revolving  credit  facility, payable by Pegasus,  interest at the  Company's  option at either the bank's base rate plus an  applicable  margin or
    LIBOR plus an  applicable  margin  (8.25% at December  31,
    1999).......................................................              27,500              142,500
Mortgage payable, due 2000, interest at 8.75%...................                 455                  431
Sellers' notes, due 2000 to 2005, interest at 3% to 8%..........              24,376               20,707
Capital leases and other........................................                 435                  310
                                                                            --------             --------
                                                                             135,144              246,724
Less current maturities.........................................              10,332               11,091
                                                                            --------             --------
Long-term debt..................................................            $124,812             $235,633
                                                                            ========             ========

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the PM&C Credit Facility.

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



7.   Long-Term Debt: - (Continued)

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

         At December 31, 1999, maturities of long-term debt and capital leases are as follows (in thousands):

          2000...........................................         $11,091
          2001...........................................           6,362
          2002...........................................           2,747
          2003...........................................             748
          2004...........................................         142,800
          Thereafter.....................................          82,976
                                                                ---------
                                                                 $246,724
                                                                =========

8.   Leases:

         The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2004. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $896,000, $935,000 and $1.1 million, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized (in thousands):

                                                  1998             1999
                                                  ----             ----

     Equipment, furniture and fixtures......      $638             $297
     Vehicles...............................       371              286
                                                ------            -----
                                                 1,009              583
     Accumulated depreciation...............      (493)            (240)
                                                ------            -----
         Total..............................      $516             $343
                                                ======            =====

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1999 are as follows (in thousands):

                                                       Operating       Capital
                                                         Leases         Leases
                                                       ----------     ----------

     2000...........................................      $914           $155
     2001...........................................       670            139
     2002...........................................       263             55
     2003...........................................       104              2
     2004...........................................        20              -
     Thereafter.....................................         -              -
                                                     ---------        -------
     Total minimum payments.........................    $1,971            351
                                                     =========
     Less:  amount representing interest............                       41
                                                                      -------
     Present value of net minimum lease payments
       including current maturities of $127.........                     $310
                                                                      =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


9.   Income Taxes:

         The following is a summary of the components of income taxes from continuing operations (in thousands):

                                                              1997         1998         1999
                                                              ----         ----         ----
         Federal - deferred.....................                          $4,320
         State and local - current..............              $168           170         $100
                                                              ----       -------        -----
            Provision (benefit) for income taxes              $168        $4,490         $100
                                                             =====       =======        =====

         The deferred income tax assets and liabilities recorded in the combined balance sheets at December 31, 1998 and 1999 are as follows (in thousands):

                                                                                      1998               1999
                                                                                      ----               ----
        Assets:
            Receivables....................................................           $146               $406
            Excess  of  tax  basis   over  book  basis  from  tax  gain
                recognized upon incorporation of subsidiaries..............          2,112                -
            Loss carryforwards.............................................         30,824             74,262
            Other..........................................................            973                -
                                                                                   -------            -------
                 Total deferred tax assets.................................         34,055             74,668
                                                                                   -------            -------
        Liabilities:
            Excess of book basis over tax basis of property,  plant and
                equipment..................................................          2,355              4,237
            Excess  of  book  basis  over  tax  basis  of   amortizable
                intangible assets..........................................         11,960             31,161
                                                                                   -------            -------
                Total deferred tax liabilities.............................         14,315             35,398
                                                                                   -------            -------
            Net deferred tax assets........................................         19,740             39,270
                 Valuation allowance......................................         (24,285)           (43,815)
                                                                                   -------            -------
            Net deferred tax liabilities..................................         ($4,545)           ($4,545)
                                                                                   =======            =======

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1999, which may not be utilized.

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $195.4 million which are available to offset future taxable income and expire through 2019.

         A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                                   1997             1998              1999
                                                                   ----             ----              ----
        U.S. statutory federal income tax rate..............      34.00%           35.00%            35.00%
        Foreign net operating loss..........................         -                -                  -
        Valuation allowance.................................     (34.38)           (0.13)            (35.00)
        Other...............................................       1.43               -                  -
                                                                 -------          -------            -------
        Effective tax rate..................................       1.05%           34.87%               -
                                                                 =======          =======            =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


10.   Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows (in thousands):

                                                                             Years ended December 31,
                                                                   -------------------------------------------
                                                                       1997            1998           1999
                                                                       ----            ----           ----

Barter revenue and related expense................................    $7,520         $8,078          $7,598
Acquisition of program rights and assumption of related
  program payables................................................     3,453          4,630           7,205
Acquisition of plant under capital leases.........................       502             37             -
Capital contribution and related acquisition of intangibles.......    51,443          1,122           1,364
Notes payable and related acquisition of intangibles..............     2,186         20,366           6,467
Deferred taxes, net and related acquisition of intangibles........        -              -               29

         For the years ended December 31, 1997, 1998 and 1999 the Company paid cash for interest in the amount of $12.2 million, $15.8 million and $17.5 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1997, 1998 and 1999.

11.   Acquisitions and Dispositions:

         In 1998, the Company acquired, from 26 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $132.1 million, which consisted of $109.3 million in cash, 37,304 shares of PCC's Class A Common Stock (amounting to $900,000), warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $222,000), $20.4 million in promissory notes and $1.3 million in assumed net liabilities.

         In 1999, the Company acquired, from 15 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $79.5 million, which consisted of $64.6 million in cash, 12,339 shares of PCC's Class A Common Stock (amounting to $550,000), warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $814,000), $6.5 million in promissory notes, $6.7 million in accrued expenses and $365,000 in assumed net liabilities.

         The Company's 1999 acquisitions of rights to provide DIRECTV programming were not significant, and accordingly, the pro forma impact of those acquisitions has not been presented. Unaudited pro forma net revenues from continuing operations and unaudited net loss for the year ended December 31, 1998 approximated $148.6 million and $49.5 million, respectively. This unaudited pro forma information reflects the Company's 1998 acquisitions of rights to provide DIRECTV programming and the disposition of the Cable segment as if each such DBS territory and the Cable segment had been acquired or sold as of the beginning of 1998 and includes the impact of certain adjustments, such as the depreciation of fixed assets, amortization of intangibles, interest expense and related income tax effects. This information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on that date or of results which may occur in the future.

12.  Discontinued Operations:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system for approximately $6.9 million in cash, net of certain selling costs and recognized a gain on the transaction of approximately $4.5 million.

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems for approximately $30.1 million in cash and recognized a gain on the transaction of approximately $24.7 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Discontinued Operations: - (Continued)

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company has consolidated the Aguadilla cable system with its existing cable system.

         On January, 10, 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates to close this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior years restated.

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                   Years Ended December 31,
                                                         -------------------------------------------
                                                                          (unaudited)
                                                            1997             1998              1999
                                                            ----             ----              ----
        Net revenues                                     $16,688          $13,767           $21,158
        Income from operations                             2,077              648             2,110
        Provision for income taxes                            32                5               -
        Income from discontinued operations                  257            1,047             2,128
        Gain on sale of discontinued operations            4,451           24,727               -

13.  Financial Instruments:

         The carrying values and fair values of the Company's financial instruments at December 31, 1999 consisted of (in thousands):

                                                                1998                        1999
                                                     --------------------------- ---------------------------
                                                       Carrying        Fair        Carrying        Fair
                                                        Value          Value         Value         Value
          Long-term debt, including current portion    $135,144      $146,691      $246,724      $255,747

         Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

         All other financial instruments are stated at cost which approximates fair market value.

14.  Commitments and Contingent Liabilities:

Legal Matters:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


14.  Commitments and Contingent Liabilities: - (Continued)

         The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes and between the Company and the NRTC.

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions.

         On January 10, 2000, the Company and Golden Sky Systems, Inc. ("Golden Sky", a subsidiary of Golden Sky Holdings, Inc.) filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Golden Sky. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

Commitments:

         The Company and Digital Television Services, Inc. ("DTS"), a wholly owned subsidiary of PCC, have entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. Beginning January 1, 2000, the Company and DTS must pay minimum fees to the provider as follows (in thousands):

                                                               Annual
                                                              Minimum
           Year                                                 Fees
           ----                                             -------------

           2000.................................              $12,600
           2001.................................               18,216
           2002.................................               20,250
           2003.................................               20,250
           2004.................................               20,250
                                                              -------
           Total minimum payments                             $91,566
                                                              =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


14.  Commitments and Contingent Liabilities: - (Continued)

Program Rights:

         The Company has entered into agreements totaling $7.4 million as of December 31, 1999 for film rights and programs that are not yet available for showing at December 31, 1999, and accordingly, are not recorded by the Company. At December 31, 1999, the Company has commitments for future program rights of approximately $3.3 million, $1.4 million, $214,000 and $87,000 in 2000, 2001,
2002 and 2003.

15.  Related Party Transactions:

         The Company reimburses various affiliates for corporate expenses relating to certain administrative and accounting services, billing and programming services and the reimbursement of expenses incurred therewith. For the years ended December 31, 1997, 1998 and 1999, the fees and expenses were approximately $1.6 million, $3.5 million and $4.6 million, respectively.

         Other related party transaction balances at December 31, 1998 and 1999 are as follows (in thousands):

                                                          1998           1999
                                                          ----           ----

     Advances to (from) affiliates.............        ($8,881)         $1,790

         PCC made contributions to the Company totaling $86.8 million and $64.9 million in 1998 and 1999, respectively, in connection with repayments of outstanding balances on credit facilities, acquisitions and stock incentive compensation.

         PCC entered into an arrangement in 1998 with W.W. Keen Butcher (the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer, and Nicholas A. Pagon, a Vice President of Pegasus), certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies, under which the Company agreed to provide and maintain collateral for up to $4.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. The agreement was recently amended to increase the amount of collateral that the Company will maintain for such loans to up to $8.0 million. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of television broadcast stations to be operated by the Company pursuant to local marketing agreements.

16.  Industry Segments:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 36 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $36,000, $1.2 million and $2.1 million for 1997, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $6.4 million, $6.8 million and $4.1 million for 1997, 1998 and 1999, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.9 million, $1.9 million and $5.6 million for 1997, 1998 and 1999, respectively. All other capital expenditures for 1997, 1998 and 1999 were at the corporate level. Identifiable total assets for the Company's DBS segment were $330.3 million and $394.6 million as of December 31, 1998 and 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.0 million and $66.1 million as of December 31, 1998 and 1999, respectively. Identifiable total assets for the Company's discontinued Cable segment were $46.9 million and $86.2 million as of December 31, 1998 and 1999, respectively. All other identifiable assets as of December 31, 1998 and 1999 were at the corporate level.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)



17.  Subsequent Events (unaudited):

         In January 2000, the Company entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility amends the PM&C Credit Facility, is collateralized by substantially all of the assets of Pegasus and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the New PM&C Credit Facility can be used for acquisitions and general corporate purposes.

         Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan and outstanding balances under the PM&C Credit Facility were repaid. Additionally, in connection with the closing of the New PM&C Credit Facility, DTS was merged with and into a subsidiary of Pegasus.

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $111.8 million, which consisted of $14.3 million in cash, 200,000 shares of PCC's Class A Common Stock (amounting to $18.8 million) and PCC's agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of PCC's Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to PDC an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of Pegasus's board of directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC.

         As of February 11, 2000, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of California, Indiana and Oregon and the related assets in exchange for total consideration of approximately $35.0 million, which consisted of $11.9 million in cash, 22,500 shares of PCC's Series D Preferred Stock (amounting to $22.5 million), $200,000 in promissory notes, payable over two years, and $381,000 in assumed net liabilities.

18.  Subsidiary Guarantees:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

18.  Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)



                                                Guarantor       Non-guarantor                                         Pegasus
                                               Subsidiaries      Subsidiaries        Pegasus       Eliminations       Subtotal
                                               ------------     -------------       --------       ------------       --------
As of December 31, 1999
Assets:
Cash and cash equivalents                        $15,085              $494          $5,756                            $21,335
Accounts receivable, net                          21,993                                                               21,993
Other current assets                              19,469                                                               19,469
                                                ------------------------------------------------------------------------------------
  Total current assets                            56,547               494           5,756                             62,797

Property and equipment, net                       37,833                                                               37,833
Intangible assets, net                           438,212             2,440           3,083                            443,735
Other assets                                      34,343                             6,452                             40,795
Investment in subsidiaries and affiliates                                          353,828        ($353,828)
                                                ------------------------------------------------------------------------------------
  Total assets                                  $566,935            $2,934        $369,119        ($353,828)         $585,160
                                                ====================================================================================

Liabilities and total equity:
Current portion of long-term debt                $11,091                                                              $11,091
Accounts payable                                   7,963                                                                7,963
Other current liabilities                         53,550                            $5,690          ($5,690)           53,550
                                                ------------------------------------------------------------------------------------
  Total current liabilities                       72,604                             5,690           (5,690)           72,604
Long-term debt                                   500,681              $314          82,776         (348,138)          235,633
Other liabilities                                 36,627            (8,478)         11,460                             39,609
                                                ------------------------------------------------------------------------------------
 Total liabilities                               609,912            (8,164)         99,926         (353,828)          347,846
Minority interest                                  3,000                                                                3,000
Total equity (deficit)                           (45,977)           11,098         269,193                            234,314
                                                ------------------------------------------------------------------------------------
  Total liabilities and equity                  $566,935            $2,934        $369,119        ($353,828)         $585,160
                                                ====================================================================================
As of December 31, 1998
Assets:
Cash and cash equivalents                        $14,143            $3,092          $5,318                            $22,553
Accounts receivable, net                          13,631                                                               13,631
Other current assets                              12,166                 8                                             12,174
                                                ------------------------------------------------------------------------------------
  Total current assets                            39,940             3,100           5,318                             48,358

Property and equipment, net                       28,783                                                               28,783
Intangible assets, net                           363,345             2,643           3,591                            369,579
Other assets                                      11,202                              (158)                            11,044
Investment in subsidiaries and affiliates                                          340,753        ($340,753)
                                                ------------------------------------------------------------------------------------
  Total assets                                  $443,270            $5,743        $349,504        ($340,753)         $457,764
                                                ====================================================================================
Liabilities and total equity:
Current portion of long-term debt                $10,332                                                              $10,332
Accounts payable                                   3,246                                                                3,246
Other current liabilities                         32,417              ($29)         $5,595          ($5,595)           32,388
                                                ------------------------------------------------------------------------------------
  Total current liabilities                       45,995               (29)          5,595           (5,595)           45,966
Long-term debt                                   373,163             4,429          82,378         (335,158)          124,812
Other liabilities                                 35,140            (9,814)            342                             25,668
                                                ------------------------------------------------------------------------------------
 Total liabilities                               454,298            (5,414)         88,315         (340,753)          196,446
Minority interest                                  3,000                                                                3,000
Total equity (deficit)                           (14,028)           11,157         261,189                            258,318
                                                ------------------------------------------------------------------------------------
  Total liabilities and equity                  $443,270            $5,743        $349,504        ($340,753)         $457,764
                                                ====================================================================================

[RESTUBBED TABLE]
Condensed Combined Balance Sheets
(in thousands)


                                                 Pegasus
                                                Development
                                                Corporation      Eliminations        Totals
                                                -----------      ------------        ------
As of December 31, 1999
Assets:
Cash and cash equivalents                             $16                            $21,351
Accounts receivable, net                            2,649                             24,642
Other current assets                                   69                             19,538
                                              -----------------------------------------------
  Total current assets                              2,734                             65,531

Property and equipment, net                             8                             37,841
Intangible assets, net                                539                            444,274
Other assets                                          425                             41,220
Investment in subsidiaries and affiliates           4,598                              4,598
                                              -----------------------------------------------
  Total assets                                     $8,304                           $593,464
                                              ===============================================

Liabilities and total equity:
Current portion of long-term debt                                                    $11,091
Accounts payable                                      $82                              8,045
Other current liabilities                              10                             53,560
                                              -----------------------------------------------
  Total current liabilities                            92                             72,696
Long-term debt                                                                       235,633
Other liabilities                                                                     39,609
                                              -----------------------------------------------
 Total liabilities                                     92                            347,938
Minority interest                                                                      3,000
Total equity (deficit)                              8,212                            242,526
                                              -----------------------------------------------
  Total liabilities and equity                     $8,304                           $593,464
                                              ===============================================
As of December 31, 1998
Assets:
Cash and cash equivalents                            $154                            $22,707
Accounts receivable, net                            3,106                             16,737
Other current assets                                                                  12,174
                                              -----------------------------------------------
  Total current assets                              3,260                             51,618

Property and equipment, net                             2                             28,785
Intangible assets, net                                166                            369,745
Other assets                                          425                             11,469
Investment in subsidiaries and affiliates
                                              -----------------------------------------------
  Total assets                                     $3,853                           $461,617
                                              ===============================================
Liabilities and total equity:
Current portion of long-term debt                                                    $10,332
Accounts payable                                                                       3,246
Other current liabilities                              $2                             32,390
                                             ------------------------------------------------
  Total current liabilities                             2                             45,968
Long-term debt                                                                       124,812
Other liabilities                                                                     25,668
                                             ------------------------------------------------
 Total liabilities                                      2                            196,448
Minority interest                                                                      3,000
Total equity (deficit)                              3,851                            262,169
                                             ------------------------------------------------
  Total liabilities and equity                     $3,853                           $461,617
                                             ================================================

                                     F-19

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

18.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Year ended December 31, 1999
(in thousands)

                                            Guarantor      Non-guarantor                                          Pegasus
                                          Subsidiaries      Subsidiaries        Pegasus        Eliminations       Subtotal
                                          ------------     -------------        -------        ------------       --------
Total revenue                                $209,903           $2,826                            ($2,859)        $209,870
Total operating expenses                      206,167           74,663              $769           (2,859)         278,740
                                             -----------------------------------------------------------------------------------

Income (loss) from operations                   3,736          (71,837)             (769)                          (68,870)

Interest expense                               11,251                             16,581          (10,322)          17,510
Other                                            (440)                               141                              (299)
                                             -----------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss          (7,075)         (71,837)          (17,491)          10,322          (86,081)
Provision for income taxes                        100                                                                  100
Equity loss
Discontinued operations                         1,900              228                                               2,128
                                             -----------------------------------------------------------------------------------
Net income (loss)                             ($5,275)        ($71,609)         ($17,491)         $10,322         ($84,053)
                                             ===================================================================================

[RESTUBBED TABLE]

                                           Pegasus
                                          Development
                                          Corporation      Eliminations        Totals
                                          -----------      ------------        ------
Total revenue                                                                  $209,870
Total operating expenses                        $388                            279,128
                                          ----------------------------------------------

Income (loss) from operations                   (388)                           (69,258)

Interest expense                                                                 17,510
Other                                           (121)                              (420)
                                          ----------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss           (267)                           (86,348)
Provision for income taxes                                                          100
Equity loss                                     (201)                              (201)
Discontinued operations                                                           2,128
                                          ----------------------------------------------
Net income (loss)                              ($468)                          ($84,521)
                                          ==============================================

Condensed Combined Statements of Operations
For the Year ended December 31, 1998
(in thousands)


                                             Guarantor       Non-guarantor                                          Pegasus
                                            Subsidiaries      Subsidiaries        Pegasus        Eliminations       Subtotal
                                            ------------     -------------        -------        -------------      --------
Total revenue                                 $128,409           $1,209                            ($1,395)        $128,223
Total operating expenses                       130,982           22,962              $704           (1,395)         153,253
                                             --------------------------------------------------------------------------------------

Loss from operations                            (2,573)         (21,753)             (704)                          (25,030)

Interest expense                                11,333               48            14,827          (10,273)          15,935
Other                                             (380)                               170                              (210)
                                             --------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss          (13,526)         (21,801)          (15,701)          10,273          (40,755)
Provision for income taxes                       4,490                                                                4,490
Discontinued operations                         12,658           13,116                                              25,774
                                             --------------------------------------------------------------------------------------
Net income (loss)                              ($5,358)         ($8,685)         ($15,701)         $10,273         ($19,471)
                                             ======================================================================================

[RESTUBBED TABLE]

                                               Pegasus
                                              Development
                                             Corporation      Eliminations        Totals
                                             ------------     -------------       ------
Total revenue                                     $328            ($328)         $128,223
Total operating expenses                         4,303             (328)          157,228
                                            ----------------------------------------------

Loss from operations                            (3,975)                           (29,005)

Interest expense                                                                   15,935
Other                                                                                (210)
                                            ----------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss           (3,975)                           (44,730)
Provision for income taxes                                                          4,490
Discontinued operations                                                            25,774
                                            ----------------------------------------------
Net income (loss)                              ($3,975)                          ($23,446)
                                            ==============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

18.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1999
(in thousands)

                                                                  Guarantor       Non-guarantor
                                                                 Subsidiaries      Subsidiaries         Pegasus      Eliminations
                                                                 ------------     --------------       ---------     ------------
Cash flows from operating activities:
Net income (loss)                                                  ($5,275)           ($71,609)       ($17,491)        $10,322
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     53,570                 203             696
  Program rights amortization                                        3,686
  Change in assets and liabilities:
     Accounts receivable                                           (12,994)
     Accounts payable and accrued expenses                          26,105                  29                         (10,322)
     Prepaids and other                                             (2,666)
  Other                                                             (8,719)                  8           7,290
                                                                  ------------------------------------------------------------------
Net cash provided (used) by operating activities                    53,707             (71,369)         (9,505)

Cash flows from investing activities:
   Acquisitions                                                   (106,907)
   Capital expenditures                                            (11,824)
   Purchase of intangible assets                                    (3,976)                               (188)
   Other                                                            16,036                             (19,685)
                                                                  ------------------------------------------------------------------
Net cash provided (used) for investing activities                 (106,671)                            (19,873)

Cash flows from financing activities:
   Proceeds from debt                                              165,000
   Repayment of debt                                               (56,271)             (4,115)
   Other                                                           (54,823)             72,886          29,816
                                                                  ------------------------------------------------------------------
Net cash provided (used) by financing activities                    53,906              68,771          29,816

Net increase (decrease) in cash and cash equivalents                   942              (2,598)            438
Cash and cash equivalents, beginning of year                        14,143               3,092           5,318

                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of year                             $15,085                $494          $5,756
                                                                  ==================================================================

[RESTUBBED TABLE]

                                                                                   Pegasus
                                                                   Pegasus        Development
                                                                   Subtotal       Corporation    Eliminations      Totals
                                                                   --------       -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                                 ($84,053)          ($468)                      ($84,521)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     54,469               2                         54,471
  Program rights amortization                                        3,686                                          3,686
  Change in assets and liabilities:
     Accounts receivable                                           (12,994)            457                        (12,537)
     Accounts payable and accrued expenses                          15,812              90                         15,902
     Prepaids and other                                             (2,666)                                        (2,666)
  Other                                                             (1,421)            (69)                        (1,490)
                                                                ----------------------------------------------------------
Net cash provided (used) by operating activities                   (27,167)             12                        (27,155)

Cash flows from investing activities:
   Acquisitions                                                   (106,907)                                      (106,907)
   Capital expenditures                                            (11,824)             (6)                       (11,830)
   Purchase of intangible assets                                    (4,164)           (375)                        (4,539)
   Other                                                            (3,649)         (4,598)                        (8,247)
                                                                ----------------------------------------------------------
Net cash provided (used) for investing activities                 (126,544)         (4,979)                      (131,523)

Cash flows from financing activities:
   Proceeds from debt                                              165,000                                        165,000
   Repayment of debt                                               (60,386)                                       (60,386)
   Other                                                            47,879           4,829                         52,708
                                                                ----------------------------------------------------------
Net cash provided (used) by financing activities                   152,493           4,829                        157,322

Net increase (decrease) in cash and cash equivalents                (1,218)           (138)                        (1,356)
Cash and cash equivalents, beginning of year                        22,553             154                         22,707

                                                                ----------------------------------------------------------
Cash and cash equivalents, end of year                             $21,335             $16                        $21,351
                                                                ==========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

18.  Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1998
(in thousands)


                                                                  Guarantor       Non-guarantor
                                                                Subsidiaries      Subsidiaries         Pegasus      Eliminations
                                                                ------------      -------------        -------      ------------
Cash flows from operating activities:
Net income (loss)                                                 ($5,358)            ($8,685)       ($15,701)        $10,273
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                    39,800                 602             680
  Program rights amortization                                       2,366
  Change in assets and liabilities:
     Accounts receivable                                           (2,135)                  1
     Accounts payable and accrued expenses                         19,317              (2,174)                        (10,273)
     Prepaids and other                                              (290)                 56
  Other                                                           (31,619)            (12,386)         19,209
                                                                 ------------------------------------------------------------------
Net cash provided (used) by operating activities                   22,081             (22,586)          4,188

Cash flows from investing activities:
   Acquisitions                                                  (109,340)
   Capital expenditures                                            (9,509)               (266)
   Purchase of intangible assets                                   (2,871)                (94)
   Other                                                           80,761              15,182         (68,199)
                                                                 ------------------------------------------------------------------
Net cash provided (used) by investing activities                  (40,959)             14,822         (68,199)

Cash flows from financing activities:
   Proceeds from debt                                              91,500
   Repayment of debt                                              (67,378)             (3,084)
   Other                                                             (271)             11,429          64,000
                                                                 ------------------------------------------------------------------
Net cash provided (used) by financing activities                   23,851               8,345          64,000

Net increase (decrease) in cash and cash equivalents                4,973                 581             (11)
Cash and cash equivalents, beginning of year                        9,170               2,511           5,329

                                                                 ------------------------------------------------------------------
Cash and cash equivalents, end of year                            $14,143              $3,092          $5,318
                                                                 ==================================================================

[RESTUBBED TABLE]

                                                                                  Pegasus
                                                                   Pegasus       Development
                                                                  Subtotal       Corporation    Eliminations      Totals
                                                                  --------       -----------    -------------     ------
Cash flows from operating activities:
Net income (loss)                                                ($19,471)        ($3,975)                      ($23,446)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                    41,082                                         41,082
  Program rights amortization                                       2,366                                          2,366
  Change in assets and liabilities:
     Accounts receivable                                           (2,134)         (3,106)                        (5,240)
     Accounts payable and accrued expenses                          6,870                                          6,870
     Prepaids and other                                              (234)                                          (234)
  Other                                                           (24,796)              3                        (24,793)
                                                               ----------------------------------------------------------
Net cash provided (used) by operating activities                    3,683          (7,078)                        (3,395)

Cash flows from investing activities:
   Acquisitions                                                  (109,340)                                      (109,340)
   Capital expenditures                                            (9,775)             (2)                        (9,777)
   Purchase of intangible assets                                   (2,965)           (166)                        (3,131)
   Other                                                           27,744                                         27,744
                                                               ----------------------------------------------------------
Net cash provided (used) by investing activities                  (94,336)           (168)                       (94,504)

Cash flows from financing activities:
   Proceeds from debt                                              91,500                                         91,500
   Repayment of debt                                              (70,462)                                       (70,462)
   Other                                                           75,158           7,400                         82,558
                                                               ----------------------------------------------------------
Net cash provided (used) by financing activities                   96,196           7,400                        103,596

Net increase (decrease) in cash and cash equivalents                5,543             154                          5,697
Cash and cash equivalents, beginning of year                       17,010                                         17,010

                                                               ----------------------------------------------------------
Cash and cash equivalents, end of year                            $22,553            $154                        $22,707
                                                               ==========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

19.  Quarterly Information (unaudited):

         The net revenues and loss from operations data provided in the tables below are from continuing operations and therefore will not necessarily agree to quarterly information previously reported.

                                                                      Quarter Ended
                                              ---------------------------------------------------------------
(in thousands)                                 March 31,       June 30,        September 30,    December 31,
                                                  1999            1999              1999             1999
                                              -------------    -----------    --------------    -------------
1999
----
  Net revenues                                   $42,238        $47,713           $55,312          $64,607
  Loss from operations                           (12,584)       (15,519)          (23,391)         (17,764)
  Loss before extraordinary items                (16,289)       (18,801)          (27,417)         (22,014)
  Net loss                                       (16,289)       (18,801)          (27,417)         (22,014)

         The Company had no extraordinary gains or losses for the year ended December 31, 1999.


                                                                      Quarter Ended
                                              ---------------------------------------------------------------
(in thousands)                                 March 31,       June 30,         September 30,   December 31,
                                                  1998            1998              1998            1998

                                              -------------    -----------     --------------    -------------
1998
----
  Net revenues                                   $24,342        $29,885           $33,151          $40,845
  Loss from operations                            (6,564)        (4,202)           (7,683)         (10,556)
  Income (loss) before extraordinary items        (9,550)        (6,890)            13,033         (20,039)
  Net income (loss)                               (9,550)        (6,890)            13,033         (20,039)

         The Company had no extraordinary gains or losses for the year ended December 31, 1998.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


Our audits of the combined financial statements referred to in our report dated February 11, 2000 appearing in the 1999 Annual Report to the Board of Directors and Stockholder of Pegasus Media & Communications, Inc. and its subsidiaries (which report and combined financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.




PRICEWATERHOUSECOOPERS  LLP

Philadelphia, Pennsylvania
February 11, 2000

PEGASUS MEDIA & COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1997, 1998 and 1999
(Dollars in thousands)

                                     Balance at          Additions            Additions                             Balance at
                                    Beginning of         Charged To           Charged To                              End of
Description                            Period             Expenses          Other Accounts        Deductions          Period
      Allowance for
      Uncollectible
    Accounts Receivable
        Year 1997                 $      243           $      579            $       --          $       503(a)     $       319
        Year 1998                 $      319           $    1,976            $       --          $     1,911(a)     $       384
        Year 1999                 $      384           $    5,122            $       --          $     4,439(a)     $     1,067


   Valuation Allowance for
     Deferred Tax Assets
        Year 1997                 $   10,684           $    7,584            $       --          $     4,971        $    13,297
        Year 1998                 $   13,297           $   17,527            $       --          $     6,539        $    24,285
        Year 1999                 $   24,285           $   31,473            $       --          $    11,943        $    43,815


(a) Amounts written off, net of recoveries.