Form 10-Q
period 2000-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2000-05-15
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2000
                                   --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from__________ to __________

                         Commission File Number 33-95042
                                                ---------

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

         Number of shares of each class of the Registrant's common stock outstanding as of May 9, 2000:

            Class A, Common Stock, $0.01 par value        161,500
            Class B, Common Stock, $0.01 par value          8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2000


                                                                            Page
                                                                            ----
Part I.  Financial Information


         Item 1  Combined Financial Statements

                 Combined Balance Sheets
                   December 31, 1999 and March 31, 2000                      3

                 Combined Statements of Operations
                   Three months ended March 31, 1999 and 2000                4

                 Combined Statements of Cash Flows
                   Three months ended March 31, 1999 and 2000                5

                 Notes to Combined Financial Statements                      6

         Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            16


         Item 3  Quantitative and Qualitative Disclosures About
                   Market Risk                                              23

Part II. Other Information


         Item 1  Legal Proceedings                                          24

         Item 6  Exhibits and Reports on Form 8-K                           24

         Signature                                                          25

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets
                             (Dollars in thousands)

                                                                               December 31,           March 31,
                                                                                  1999                  2000
                                                                               ------------          -----------
                                      ASSETS                                                         (unaudited)
Current  assets:
   Cash and cash equivalents                                                   $  21,351               $24,046
   Accounts receivable, less allowance for doubtful accounts of
       $1,067 and $1,459, respectively                                            24,642                26,112
   Inventory                                                                       9,506                15,599
   Program rights                                                                  4,373                 4,140
   Deferred taxes                                                                    406                   406
   Net advances to affiliates                                                      1,790                 1,646
   Prepaid expenses and other                                                      3,463                 5,040
                                                                               ---------            ----------
     Total current assets                                                         65,531                76,989

Property and equipment, net                                                       37,841                43,141
Intangible assets, net                                                           437,774               847,183
Deferred financing costs, net                                                      6,500                10,244
Program rights                                                                     5,731                 4,732
Deferred taxes                                                                    30,447                20,211
Investment in affiliates                                                           4,598               116,499
Deposits and other                                                                 5,042                 5,801
                                                                               ---------            ----------
   Total assets                                                                $ 593,464            $1,124,800
                                                                               =========            ==========
                              LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                             $11,091                $8,966
   Accounts payable                                                                8,045                 9,109
   Accrued interest                                                                6,253                 8,527
   Accrued satellite programming, fees and commissions                            24,314                40,245
   Accrued expenses                                                               11,817                16,191
   Amounts due seller                                                              6,729                    -
   Current portion of program rights payable                                       4,447                 4,281
                                                                               ---------            ----------
     Total current liabilities                                                    72,696                87,319

Long-term debt                                                                   235,633               367,248
Program rights payable                                                             4,211                 3,296
Deferred taxes                                                                    35,398               104,806
                                                                               ---------            ----------
    Total liabilities                                                            347,938               562,669
                                                                               ---------            ----------

Commitments and contingent liabilities                                                 -                     -

Minority interest                                                                  3,000                 3,000

Common stockholder's equity:
   Class A Common Stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                                        2                     2
   Class B Common Stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                                          -                     -
   Additional paid-in capital                                                    378,889               735,435
   Deficit                                                                      (136,365)             (176,306)
                                                                               ---------            ----------
     Total stockholder's equity                                                  242,526               559,131
                                                                               ---------            ----------
   Total liabilities and stockholder's equity                                  $ 593,464            $1,124,800
                                                                               =========            ==========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                  1999                   2000
                                                                                --------               --------
                                                                                           (unaudited)
Net revenues:
     DBS                                                                        $ 34,336               $ 95,857
     Broadcast                                                                     7,903                  8,099
                                                                                --------               --------
       Total net revenues                                                         42,239                103,956

Operating expenses:
     DBS
        Programming, technical, general and administrative                        23,796                 67,858
        Marketing and selling                                                     11,797                 25,409
        Incentive compensation                                                       325                    400
        Depreciation and amortization                                              9,922                 22,450
     Broadcast
        Programming, technical, general and administrative                         4,936                  5,945
        Marketing and selling                                                      1,467                  1,869
        Incentive compensation                                                       156                     15
        Depreciation and amortization                                              1,184                  1,316

     Corporate expenses                                                              882                  1,915
     Corporate depreciation and amortization                                         174                     25
     Development costs                                                                 -                    427
     Other expense, net                                                              122                    566
                                                                                --------               --------

       Loss from operations                                                      (12,522)               (24,239)

Interest expense                                                                  (3,958)               (10,761)
Interest income                                                                      142                    158
                                                                                --------               --------

     Loss from continuing operations before income
       taxes, equity loss and extraordinary items                                (16,338)               (34,842)
Provision (benefit) for income taxes                                                  85                 (3,806)
Equity in net loss of unconsolidated affiliates                                        -                   (116)
                                                                                --------               --------
     Loss from continuing operations before
       extraordinary items                                                       (16,423)               (31,152)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                                  133                    491
                                                                                --------               --------

     Loss before extraordinary items                                             (16,290)               (30,661)
Extraordinary loss from extinguishment of debt, net                                    -                 (9,280)
                                                                                --------               --------

     Net loss                                                                   ($16,290)              ($39,941)
                                                                                ========               ========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                             (Dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                                --------------------------------
                                                                                  1999                    2000
                                                                                --------                --------
                                                                                           (unaudited)
Cash flows from operating activities:
   Net loss                                                                     ($16,290)               ($39,941)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Extraordinary loss on
      extinguishment of debt, net                                                      -                   9,280
     Depreciation and amortization                                                12,364                  25,861
     Program rights amortization                                                     783                   1,221
     Amortization of debt discount and deferred financing fees                        99                   1,109
     Stock incentive compensation                                                    503                     500
     Equity in net loss of unconsolidated affiliates                                   -                     116
     Bad debt expense                                                                641                   2,808
     Deferred income taxes                                                            85                  (3,856)
     Change in assets and liabilities:
        Accounts receivable                                                        1,314                   7,363
        Inventory                                                                    281                  (6,093)
        Prepaid expenses and other                                                    52                    (750)
        Accounts payable and accrued expenses                                       (716)                 (5,315)
        Accrued interest                                                          (2,639)                  2,274
        Deposits and other                                                             -                    (483)
                                                                                --------                --------
   Net cash used for operating activities                                         (3,523)                 (5,906)
                                                                                --------                --------

Cash flows from investing activities:
      Acquisitions                                                               (65,776)                (35,967)
      Cash acquired from merger with affiliate                                         -                   3,236
      Capital expenditures                                                        (1,464)                 (3,619)
      Purchase of intangible assets                                                 (562)                    (95)
      Payments for programming rights                                               (735)                 (1,068)
      Investment in affiliate                                                          -                 (14,462)
                                                                                --------                --------
   Net cash used for investing activities                                        (68,537)                (51,975)
                                                                                --------                --------

Cash flows from financing activities:
      Repayments of long-term debt                                                (6,818)                 (9,761)
      Borrowings on bank credit facilities                                        26,500                 275,000
      Repayments of bank credit facilities                                       (50,000)               (204,200)
      Net contributions by Parent                                                101,646                   8,937
      Net advances to affiliates                                                  (8,939)                 (1,168)
      Restricted cash                                                              1,000                       -
      Increase in deferred financing costs                                           (15)                 (8,194)
      Capital lease repayments                                                       (33)                    (38)
                                                                                --------                --------
   Net cash provided by financing activities                                      63,341                  60,576
                                                                                --------                --------

Net increase (decrease) in cash and cash equivalents                              (8,719)                  2,695
Cash and cash equivalents, beginning of year                                      22,707                  21,351
                                                                                --------                --------
Cash and cash equivalents, end of period                                         $13,988                $ 24,046
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

2. Basis of Presentation:

         The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes.

         The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the combined financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year then ended.

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

3. Investment in Affiliates:

         PDC has an 89% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $116,000 for the first quarter of 2000. PDC's total investment in PCS at March 31, 2000 was $4.5 million.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3. Investment in Affiliates: - (Continued)

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 200,000 shares of PCC's Class A Common Stock (amounting to $18.8 million) and PCC's agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of PCC's Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to PDC an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of Pegasus's Board of Directors, and John
C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was insignificant for the first quarter of 2000. PDC's total investment in PMC at March 31, 2000 was $112.0 million.

4. Common Stock:

         In October 1996, the Company became a direct subsidiary of PCC as a result of PCC's initial public offering of its Class A Common Stock. In December 1996, as a result of a registered exchange offer made to holders of Pegasus' Class B Common Stock, Pegasus became a wholly owned subsidiary of PCC.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

5. Long-Term Debt:

        Long-term debt consists of the following (in thousands):                     December 31,         March 31,
                                                                                        1999                2000
                                                                                        ----                ----
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.1 million as of December 31, 1999
    and March 31, 2000, respectively......................................             $82,776             $82,876
Senior  six-year  $180.0 million  revolving  credit  facility,  payable by
    Pegasus,  interest at the  Company's  option at either the bank's base
    rate plus an applicable margin or LIBOR plus an applicable margin.....             142,500                   -
Senior five-year $225.0 million  revolving  facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin...............                   -                   -
Senior  five-year  $275.0 million term loan facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin...............                   -             275,000
Mortgage payable, due 2000, interest at 8.75%.............................                 431                   -
Sellers' notes, due 2000 to 2005, interest at 3% to 8%....................              20,707              18,029
Capital leases and other..................................................                 310                 309
                                                                                      --------            --------
                                                                                       246,724             376,214
Less current maturities...................................................              11,091               8,966
                                                                                      --------            --------
Long-term debt............................................................            $235,633            $367,248
                                                                                      ========            ========

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the New PM&C Credit Facility.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

5. Long-Term Debt: - (Continued)

         The Company maintained a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which was collateralized by substantially all of the assets of Pegasus and its subsidiaries. The PM&C Credit Facility was subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The PM&C Credit Facility was amended and restated in January 2000.

         In January 2000, the Company entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of Pegasus and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 2000, $40.6 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $12.9 million collateralizing certain of the Company's outstanding sellers' notes.

         Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan and outstanding balances under the PM&C Credit Facility were repaid. Additionally, in connection with the closing of the New PM&C Credit Facility, Digital Television Services, Inc. ("DTS"), a wholly owned subsidiary of PCC, was merged with and into a subsidiary of Pegasus.

         The Company's 12.5% Series B Notes due 2005 (the "12.5% Series B Notes") may be redeemed, at the option of the Company, in whole or in part, at various points in time after July 1, 2000 at the redemption prices specified in the indenture governing the 12.5% Series B Notes, plus accrued and unpaid interest thereon.

         The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to create liens and to pay dividends.

6. Acquisitions:

         In the first quarter of 2000, the Company acquired, from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of PCC's Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of PCC's Series E Preferred Stock (amounting to $10.0 million), 436,592 shares of PCC's Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 1,500 shares of PCC's Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

7. Discontinued Operations:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

7. Discontinued Operations: - (Continued)

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Net revenues..................................................................      $3,071            $6,199
Income from operations........................................................         127               397
Provision (benefit) for income taxes..........................................           -               (50)
Income from discontinued operations...........................................         133               491

8. Supplemental Cash Flow Information:

         Significant non-cash investing and financing activities are as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999             2000
                                                                                     ----             ----
Barter revenue and related expense............................................      $1,683            $1,807
Acquisition of program rights and assumption of related program payables......         170                 -
Capital contribution and related acquisition of intangibles...................           -            78,115
Capital contribution and related investment in affiliates.....................           -            97,555
Notes payable and related acquisition of intangibles..........................       2,250               515
Deferred taxes, net and related acquisition of intangibles....................           -            27,985

         For the three months ended March 31, 1999 and 2000, the Company paid cash for interest in the amount of $6.5 million and $7.4 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1999 and 2000.

9. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

         The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation, DIRECTV's parent, and between the Company and the NRTC.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

9. Commitments and Contingent Liabilities: - (Continued)

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

         On February 10, 2000, the Company and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000 and has been transferred to the judge assigned to the actions filed by the Company and Golden Sky and by the NRTC.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):

                                                                       Annual
           Year                                                     Minimum Fees
           ----                                                     ------------

           2000..................................................      $12,600
           2001..................................................       18,216
           2002..................................................       20,250
           2003..................................................       20,250
           2004..................................................       20,250
                                                                      --------
           Total minimum payments                                      $91,566
                                                                       =======

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Industry Segments:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 38 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $322,000 and $141,000 for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $251,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $892,000 and $1.7 million for the three months ended March 31, 1999 and 2000, respectively. All other capital expenditures for the three months ended March 31, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $394.6 million and $825.9 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's Broadcast segment were $66.1 million and $63.0 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.2 million and $84.5 million as of December 31, 1999 and March 31, 2000, respectively. All other identifiable assets as of December 31, 1999 and March 31, 2000 were at the corporate level.

11.  Subsidiary Guarantees:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11. Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)

                                                    Guarantor        Non-guarantor                                           Pegasus
As of March 31, 2000                               Subsidiaries      Subsidiaries       Pegasus         Eliminations        Subtotal
                                                   ------------      ------------       -------         ------------        --------
Assets:
Cash and cash equivalents                          $   23,455           $   180                                           $   23,635
Accounts receivable, net                               26,230                                                                 26,230
Other current assets                                   25,361                                                                 25,361
                                                 -----------------------------------------------------------------------------------
  Total current assets                                 75,046               180                -                 -            75,226

Property and equipment, net                            42,774                                                                 42,774
Intangible assets, net                                844,042             2,389         $    200                             846,631
Other assets                                            9,932                             30,631                              40,563
Investment in subsidiaries and affiliates                                71,042          822,594         ($893,636)                -
                                                 -----------------------------------------------------------------------------------
  Total assets                                     $  971,794           $73,611         $853,425         ($893,636)       $1,005,194
                                                 ===================================================================================

Liabilities and total equity:
Current portion of long-term debt                  $    8,966                                                             $    8,966
Accounts payable                                        9,039                                                                  9,039
Other current liabilities                              69,171                           $  7,931           ($7,931)           69,171
                                                 -----------------------------------------------------------------------------------
  Total current liabilities                            87,176                 -            7,931            (7,931)           87,176
Long-term debt                                      1,169,763              $314           82,876          (885,705)          367,248
Other liabilities                                      95,447            (8,799)          21,454                             108,102
                                                 -----------------------------------------------------------------------------------
 Total liabilities                                  1,352,386            (8,485)         112,261          (893,636)          562,526
Minority interest                                       3,000                                                                  3,000
Total equity (deficit)                               (383,592)           82,096          741,164                             439,668
                                                 -----------------------------------------------------------------------------------
  Total liabilities and equity                     $  971,794           $73,611         $853,425         ($893,636)       $1,005,194
                                                 ===================================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                          $   15,085              $494         $  5,756                          $   21,335
Accounts receivable, net                               21,993                                                                 21,993
Other current assets                                   19,469                                                                 19,469
                                                 -----------------------------------------------------------------------------------
  Total current assets                                 56,547               494            5,756                 -            62,797

Property and equipment, net                            37,833                                                                 37,833
Intangible assets, net                                438,212             2,440            3,083                             443,735
Other assets                                           34,343                              6,452                              40,795
Investment in subsidiaries and affiliates                                                353,828         ($353,828)                -
                                                 -----------------------------------------------------------------------------------
  Total assets                                     $  566,935           $ 2,934         $369,119         ($353,828)       $  585,160
                                                 ===================================================================================

Liabilities and total equity:
Current portion of long-term debt                     $11,091                                                                $11,091
Accounts payable                                        7,963                                                                  7,963
Other current liabilities                              53,550                             $5,690           ($5,690)           53,550
                                                 -----------------------------------------------------------------------------------
  Total current liabilities                            72,604                 -            5,690            (5,690)           72,604
Long-term debt                                        500,681              $314           82,776          (348,138)          235,633
Other liabilities                                      36,627            (8,478)          11,460                              39,609
                                                 -----------------------------------------------------------------------------------
 Total liabilities                                    609,912            (8,164)          99,926          (353,828)          347,846
Minority interest                                       3,000                                                                  3,000
Total equity (deficit)                                (45,977)           11,098          269,193                             234,314
                                                 -----------------------------------------------------------------------------------
  Total liabilities and equity                       $566,935            $2,934         $369,119         ($353,828)         $585,160
                                                 ===================================================================================

                           [RESTUBED TABLE FOR ABOVE]

                                                  Pegasus
                                                 Development
As of March 31, 2000                             Corporation       Eliminations         Totals
                                                 ----------       ------------         ------
Assets:
Cash and cash equivalents                         $    411                          $   24,046
Accounts receivable, net                              (118)                             26,112
Other current assets                                 1,470                              26,831
                                                 ----------------------------------------------
  Total current assets                               1,763                 -            76,989

Property and equipment, net                            367                              43,141
Intangible assets, net                                 552                             847,183
Other assets                                           425                              40,988
Investment in subsidiaries and affiliates          116,499                             116,499
                                                 ----------------------------------------------
  Total assets                                    $119,606                 -        $1,124,800
                                                 ==============================================

Liabilities and total equity:
Current portion of long-term debt                                                   $    8,966
Accounts payable                                  $     70                               9,109
Other current liabilities                               73                              69,244
                                                 ----------------------------------------------
  Total current liabilities                            143                 -            87,319
Long-term debt                                                                         367,248
Other liabilities                                                                      108,102
                                                 ----------------------------------------------
 Total liabilities                                     143                 -           562,669
Minority interest                                                                        3,000
Total equity (deficit)                             119,463                             559,131
                                                 ----------------------------------------------
  Total liabilities and equity                    $119,606                 -        $1,124,800
                                                 ==============================================

As of December 31, 1999
Assets:
Cash and cash equivalents                         $     16                          $   21,351
Accounts receivable, net                             2,649                              24,642
Other current assets                                    69                              19,538
                                                 ----------------------------------------------
  Total current assets                               2,734                 -            65,531

Property and equipment, net                              8                              37,841
Intangible assets, net                                 539                             444,274
Other assets                                           425                              41,220
Investment in subsidiaries and affiliates            4,598                               4,598
                                                 ----------------------------------------------
  Total assets                                    $  8,304                 -        $  593,464
                                                 ==============================================

Liabilities and total equity:
Current portion of long-term debt                                                      $11,091
Accounts payable                                       $82                               8,045
Other current liabilities                               10                              53,560
                                                 ----------------------------------------------
  Total current liabilities                             92                 -            72,696
Long-term debt                                                                         235,633
Other liabilities                                                                       39,609
                                                 ----------------------------------------------
 Total liabilities                                      92                 -           347,938
Minority interest                                                                        3,000
Total equity (deficit)                               8,212                             242,526
                                                 ----------------------------------------------
  Total liabilities and equity                      $8,304                 -          $593,464
                                                 ==============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Three Months ended March 31, 2000
(in thousands)

                                                 Guarantor        Non-guarantor                                         Pegasus
                                                Subsidiaries      Subsidiaries        Pegasus        Eliminations       Subtotal
                                                ------------      ------------        -------        ------------       --------
Total revenue                                     $103,956            $1,117                            ($1,117)        $103,956
Total operating expenses                           103,388            25,460              $26            (1,117)         127,757
                                              --------------------------------------------------------------------------------------

Income (loss) from operations                          568           (24,343)             (26)                -          (23,801)

Interest expense                                     3,608                              9,741            (2,588)          10,761
Other                                                 (157)                                (1)                              (158)
                                              --------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss               (2,883)          (24,343)          (9,766)            2,588          (34,404)
Provision for income taxes                                                             (3,806)                            (3,806)
Equity loss                                                                                                                    -
Discontinued operations                                492                (1)                                                491
                                              --------------------------------------------------------------------------------------
Income (loss) before extraordinary item             (2,391)          (24,344)          (5,960)            2,588          (30,107)
Extraordinary loss on extinguishment of debt        (6,841)                            (2,439)                            (9,280)
                                              --------------------------------------------------------------------------------------
Net income (loss)                                  ($9,232)         ($24,344)         ($8,399)           $2,588         ($39,387)
                                              ======================================================================================

                           [RESTUBED TABLE FOR ABOVE]

                                                   Pegasus
                                                  Development
                                                  Corporation      Eliminations         Totals
                                                  -----------      ------------         ------
Total revenue                                                                         $103,956
Total operating expenses                               $438                            128,195
                                              -------------------------------------------------

Income (loss) from operations                          (438)                -          (24,239)

Interest expense                                                                        10,761
Other                                                                                     (158)
                                              -------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss                  (438)                -          (34,842)
Provision for income taxes                                                              (3,806)
Equity loss                                            (116)                              (116)
Discontinued operations                                                                    491
                                              -------------------------------------------------
Income (loss) before extraordinary item                (554)                -          (30,661)
Extraordinary loss on extinguishment of debt                                            (9,280)
                                              -------------------------------------------------
Net income (loss)                                     ($554)                -         ($39,941)
                                              =================================================

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1999
(in thousands)

                                                 Guarantor        Non-guarantor                                         Pegasus
                                                Subsidiaries      Subsidiaries        Pegasus        Eliminations       Subtotal
                                                ------------      ------------        -------        ------------       --------
Total revenue                                      $42,264              $346                              ($371)         $42,239
Total operating expenses                            43,110            11,848             $174              (371)          54,761
                                              --------------------------------------------------------------------------------------

Income (loss) from operations                         (846)          (11,502)            (174)                -          (12,522)

Interest expense                                     2,821                              3,713            (2,576)           3,958
Other                                                 (106)                               (36)                              (142)
                                              --------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                               (3,561)          (11,502)          (3,851)            2,576          (16,338)
Provision for income taxes                              85                                                                    85
Discontinued operations                                120                13                                                 133
                                              --------------------------------------------------------------------------------------
Net income (loss)                                  ($3,526)         ($11,489)         ($3,851)           $2,576         ($16,290)
                                              ======================================================================================

                           [RESTUBED TABLE FOR ABOVE]

                                                  Pegasus
                                                 Development
                                                 Corporation      Eliminations         Totals
                                                 -----------      ------------         ------
Total revenue                                                                         $42,239
Total operating expenses                                                               54,761
                                              ------------------------------------------------

Income (loss) from operations                            -                 -          (12,522)

Interest expense                                                                        3,958
Other                                                                                    (142)
                                              ------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                    -                 -          (16,338)
Provision for income taxes                                                                 85
Discontinued operations                                                                   133
                                              ------------------------------------------------
Net income (loss)                                        -                 -         ($16,290)
                                              ================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 2000
(in thousands)

                                                                        Guarantor      Non-guarantor
                                                                       Subsidiaries    Subsidiaries       Pegasus      Eliminations
                                                                       ------------    ------------       -------      ------------
Cash flows from operating activities:
Net income (loss)                                                        ($9,232)         ($24,344)       ($8,399)         $2,588
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                           25,785                51             14
  Program rights amortization                                              1,221
  Change in assets and liabilities:
     Accounts receivable                                                   4,596
     Accounts payable and accrued expenses                                  (504)                                          (2,588)
     Prepaids and other                                                     (750)
     Other                                                                (7,553)                          12,335
                                                                  ------------------------------------------------------------------
Net cash provided (used) by operating activities                          13,563           (24,293)         3,950               -

Cash flows from investing activities:
   Acquisitions                                                          (35,967)
   Capital expenditures                                                   (3,260)
   Purchase of intangible assets                                          (2,940)                           2,869
   Other                                                                 592,552                         (492,945)
                                                                  ------------------------------------------------------------------
Net cash provided (used) for investing activities                        550,385                 -       (490,076)              -

Cash flows from financing activities:
   Proceeds from debt                                                    275,000
   Repayment of debt                                                    (213,999)
   Other                                                                (616,579)           23,979        480,370
                                                                  ------------------------------------------------------------------
Net cash provided (used) by financing activities                        (555,578)           23,979        480,370               -

Net increase (decrease) in cash and cash equivalents                       8,370              (314)        (5,756)
Cash and cash equivalents, beginning of year                              15,085               494          5,756

                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $23,455              $180              -               -
                                                                  ==================================================================

                           [RESTUBED TABLE FOR ABOVE]

                                                                                       Pegasus
                                                                       Pegasus       Development
                                                                       Subtotal      Corporation    Eliminations     Totals
                                                                       --------      -----------    ------------     ------
Cash flows from operating activities:
Net income (loss)                                                     ($39,387)          ($554)                     ($39,941)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                         25,850              11                        25,861
  Program rights amortization                                            1,221                                         1,221
  Change in assets and liabilities:
     Accounts receivable                                                 4,596           2,767                         7,363
     Accounts payable and accrued expenses                              (3,092)             51                        (3,041)
     Prepaids and other                                                   (750)                                         (750)
     Other                                                               4,782          (1,401)                        3,381
                                                                  -----------------------------------------------------------
Net cash provided (used) by operating activities                        (6,780)            874              -         (5,906)

Cash flows from investing activities:
   Acquisitions                                                        (35,967)                                      (35,967)
   Capital expenditures                                                 (3,260)           (359)                       (3,619)
   Purchase of intangible assets                                           (71)            (24)                          (95)
   Other                                                                99,607        (111,901)                      (12,294)
                                                                  -----------------------------------------------------------
Net cash provided (used) for investing activities                       60,309        (112,284)             -        (51,975)

Cash flows from financing activities:
   Proceeds from debt                                                  275,000                                       275,000
   Repayment of debt                                                  (213,999)                                     (213,999)
   Other                                                              (112,230)        111,805                          (425)
                                                                  -----------------------------------------------------------
Net cash provided (used) by financing activities                       (51,229)        111,805              -         60,576

Net increase (decrease) in cash and cash equivalents                     2,300             395                         2,695
Cash and cash equivalents, beginning of year                            21,335              16                        21,351

                                                                  -----------------------------------------------------------
Cash and cash equivalents, end of period                               $23,635            $411              -        $24,046
                                                                  ===========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1999
(in thousands)

                                                                      Guarantor      Non-guarantor
                                                                     Subsidiaries    Subsidiaries      Pegasus      Eliminations
                                                                    ------------     ------------      -------      ------------
Cash flows from operating activities:
Net income (loss)                                                     ($3,526)         ($11,489)       ($3,851)         $2,576
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                        12,139                51            174
  Program rights amortization                                             783
  Change in assets and liabilities:
     Accounts receivable                                                1,298
     Accounts payable and accrued expenses                               (722)               (3)                        (2,576)
     Prepaids and other                                                    52
  Other                                                                (3,902)                           5,427
                                                                  ------------------------------------------------------------------
Net cash provided (used) by operating activities                        6,122           (11,441)         1,750               -

Cash flows from investing activities:
   Acquisitions                                                       (65,776)
   Capital expenditures                                                (1,464)
   Purchase of intangible assets                                         (472)                             (21)
   Other                                                               71,583                          (72,318)
                                                                  ------------------------------------------------------------------
Net cash provided (used) by investing activities                        3,871                 -        (72,339)              -

Cash flows from financing activities:
   Proceeds from debt                                                  26,500
   Repayment of debt                                                  (56,851)
   Other                                                               19,151             8,828         65,713
                                                                  ------------------------------------------------------------------
Net cash provided (used) by financing activities                      (11,200)            8,828         65,713               -

Net increase (decrease) in cash and cash equivalents                   (1,207)           (2,613)        (4,876)
Cash and cash equivalents, beginning of year                           14,143             3,092          5,318

                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of period                              $12,936              $479           $442               -
                                                                  ==================================================================

                           [RESTUBED TABLE FOR ABOVE]

                                                                                       Pegasus
                                                                     Pegasus         Development
                                                                     Subtotal        Corporation   Eliminations     Totals
                                                                     --------        -----------   ------------     ------
Cash flows from operating activities:
Net income (loss)                                                    ($16,290)                                     ($16,290)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                        12,364                                        12,364
  Program rights amortization                                             783                                           783
  Change in assets and liabilities:
     Accounts receivable                                                1,298            $ 16                         1,314
     Accounts payable and accrued expenses                             (3,301)             30                        (3,271)
     Prepaids and other                                                    52                                            52
  Other                                                                 1,525                                         1,525
                                                                  ----------------------------------------------------------
Net cash provided (used) by operating activities                       (3,569)             46              -         (3,523)

Cash flows from investing activities:
   Acquisitions                                                       (65,776)                                      (65,776)
   Capital expenditures                                                (1,464)                                       (1,464)
   Purchase of intangible assets                                         (493)            (69)                         (562)
   Other                                                                 (735)                                         (735)
                                                                  ----------------------------------------------------------
Net cash provided (used) by investing activities                      (68,468)            (69)             -        (68,537)

Cash flows from financing activities:
   Proceeds from debt                                                  26,500                                        26,500
   Repayment of debt                                                  (56,851)                                      (56,851)
   Other                                                               93,692                                        93,692
                                                                  ----------------------------------------------------------
Net cash provided (used) by financing activities                       63,341               -              -         63,341

Net increase (decrease) in cash and cash equivalents                   (8,696)            (23)                       (8,719)
Cash and cash equivalents, beginning of year                           22,553             154                        22,707

                                                                  ----------------------------------------------------------
Cash and cash equivalents, end of period                              $13,857            $131              -        $13,988
                                                                  ==========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by Pegasus and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-15 herein.


General

         Pegasus Media & Communications, Inc. is:

         o A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 802,000 subscribers at March 31, 2000, on an actual basis. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 5.3 million rural households in 38 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 2,500 independent retailers.

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

         o results of discontinued operations; and

         o DBS subscriber acquisition costs, which are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers.

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

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

         Total net revenues from continuing operations for the three months ended March 31, 2000 were $104.0 million, an increase of $61.7 million, or 146%, compared to total net revenues of $42.2 million for the same period in 1999. The increase in total net revenues for the three months ended March 31, 2000 was primarily due to an increase in DBS revenues of $61.5 million attributable to acquisitions, internal growth in Pegasus' DBS subscriber base and the merger of Digital Television Services with and into a subsidiary of Pegasus in January 2000. Total operating expenses from continuing operations for the three months ended March 31, 2000 were $128.2 million, an increase of $73.4 million, or 134%, compared to total operating expenses of $54.8 million for the same period in 1999. The increase was primarily due to an increase of $70.3 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $1.9 million for the three months ended March 31, 2000, an increase of $884,000, or 84%, compared to $1.1 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $427,000 for the three months ended March 31, 2000.

         Other expenses from continuing operations were $566,000 for the three months ended March 31, 2000, an increase of $444,000, or 364%, compared to other expenses of $122,000 for the same period in 1999. The increase is primarily due to legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $10.8 million for the three months ended March 31, 2000, an increase of $6.8 million, or 172%, compared to interest expense of $4.0 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new credit facility and the growth in Pegasus' DBS business. Interest income from continuing operations was $158,000 for the three months ended March 31, 2000, an increase of $16,000, or 11%, compared to interest income of $142,000 for the same period in 1999. The increase in interest income is due to higher average cash balances for the three months ended March 31, 2000 compared to the same period in 1999.

         The provision for income taxes from continuing operations declined by approximately $3.9 million for the three months ended March 31, 2000 compared to the same period in 1999 primarily as a result of the amortization of deferred tax liabilities originating from DBS acquisitions and to the merger of Digital Television Services with and into a subsidiary of Pegasus.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $116,000 for the three months ended March 31, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $491,000 for the three months ended March 31, 2000, an increase of $358,000, or 269%, compared to $133,000 for the same period in 1999. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at March 31, 2000 compared to 50,200 at March 31, 1999.

         Extraordinary loss from the extinguishment of debt was $9.3 million for the three months ended March 31, 2000. In January 2000, Pegasus entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus' $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus Communications Corporation $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 77,000 subscribers and the exclusive DIRECTV distribution rights to approximately 587,000 households in rural areas of the United States. In January 2000, as a result of the merger of Digital Television Services with and into a subsidiary of Pegasus, Pegasus added approximately 263,000 subscribers and 1.8 million households. At March 31, 2000, Pegasus had exclusive DIRECTV distribution rights to 5.3 million households and 802,000 subscribers as compared to 3.0 million households and 284,000 subscribers at March 31, 1999. Pegasus had 5.4 million households and 814,000 subscribers at March 31, 2000, including pending acquisitions. At March 31, 1999, subscribers would have been 557,000, including pending and completed acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus. Subscriber penetration increased from 10.4% at March 31, 1999 to 15.1% at March 31, 2000, including pending and completed acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus.

         Total DBS net revenues were $95.9 million for the three months ended March 31, 2000, an increase of $61.5 million, or 179%, compared to DBS net revenues of $34.3 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 2000 compared to the first quarter of 1999. The average monthly revenue per subscriber was $43.52 for the three months ended March 31, 2000 compared to $43.23 for the same period in 1999. Pro forma DBS net revenues, including pending acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus at March 31, 2000, were $102.4 million, an increase of $8.7 million, or 9%, compared to pro forma DBS net revenues of $93.7 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $67.9 million for the three months ended March 31, 2000, an increase of $44.1 million, or 185%, compared to $23.8 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.8% for the three months ended March 31, 2000 compared to 69.3% for the same period in 1999.

         Subscriber acquisition costs were $25.4 million for the three months ended March 31, 2000, an increase of $13.6 million compared to $11.8 million for the same period in 1999. Gross subscriber additions were 79,300 for the three months ended March 31, 2000 compared to 28,400 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $321 for the three months ended March 31, 2000 compared to $415 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $400,000 for the three months ended March 31, 2000, an increase of $75,000, or 23%, compared to $325,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $22.5 million for the three months ended March 31, 2000, an increase of $12.5 million, or 126%, compared to $9.9 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years and the merger of Digital Television Services with an into a subsidiary of Pegasus.

Broadcast

         During the three months ended March 31, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the three months ended March 31, 2000 were $8.1 million, an increase of $196,000, or 2%, compared to net broadcast revenues of $7.9 million for the same period in 1999. The increase is primarily attributable to an increase of $125,000 in barter revenue.

         Programming, technical, and general and administrative expenses were $5.9 million for the three months ended March 31, 2000, an increase of $1.0 million, or 20%, compared to $4.9 million for the same period in 1999. The increase is primarily due to higher programming costs for the three months ended March 31, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $1.9 million for the three months ended March 31, 2000, an increase of $402,000, or 27%, compared to $1.5 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $15,000 for the three months ended March 31, 2000, a decrease of $141,000, or 90%, compared to $156,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $1.3 million for the three months ended March 31, 2000, an increase of $132,000, or 11%, compared to $1.2 million for the same period in 1999. The increase is due to capital expenditures associated with the launch of new stations, our news initiative and the construction of and facility upgrades to our stations.

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

         Pre-marketing cash flow from continuing operations increased by approximately $16.2 million, or 135%, for the three months ended March 31, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

o a $17.5 million, or 166%, increase in DBS pre-marketing cash flow attributable to acquisitions, internal growth in Pegasus' DBS subscriber base and the merger of Digital Television Services with and into a subsidiary of Pegasus in January 2000; and

o a $1.2 million, or 81%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         During the three months ended March 31, 2000, $21.4 million of cash on hand at the beginning of the year, together with $60.6 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $5.9 million and investing activities of approximately $52.0 million. Investing activities consisted of:

         o the acquisition of DBS assets from seven independent DIRECTV providers during the first quarter of 2000 for approximately $36.0 million;

         o cash acquired from the merger of Digital Television Services with and into a subsidiary of Pegasus totaling approximately $3.2 million;

         o approximately $1.3 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $1.3 million;

         o investment in affiliates of $14.5 million;

         o payments of programming rights amounting to $1.1 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $1.2 million.

         Financing activities consisted of:

         o net contributions by Pegasus Communications Corporation of approximately $8.9 million;

         o net borrowings on bank credit facilities totaling $70.8 million;

         o an increase in deferred financing costs of approximately $8.2 million, primarily in connection with the amendment and restatement of the Pegasus credit facility; and

         o the repayment of approximately $11.0 million of long-term debt, primarily sellers' notes, capital leases and affiliate advances.

         As of March 31, 2000, cash on hand amounted to $24.0 million.

         In January 2000, Pegasus entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. The new credit facility is collateralized by substantially all of the assets of Pegasus and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new credit facility are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. As of March 31, 2000, $275.0 million was outstanding under the senior term credit facility and stand-by letters of credit amounting to $40.6 million were issued pursuant to the senior revolving credit facility.

         A portion of the proceeds from the initial borrowing under the senior term credit facility was used to repay the outstanding balances under the existing $180.0 million senior revolving credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus Communications Corporation $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Additionally, in connection with the closing of the new credit facility, Digital Television Services was merged with and into a subsidiary of Pegasus.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries, on a combined basis, where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries, less DBS cash flow for the most recent four-quarter period, plus DBS cash flow for the most recent quarterly period multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the Indenture. Pro forma for the merger of Digital Television Services with and into a subsidiary of Pegasus and the seven completed DBS acquisitions occurring in the first quarter of 2000, as if such acquisitions/merger occurred on April 1, 1999, adjusted operating cash flow would have been approximately $122.9 million as follows (in thousands):

                                                                                                Four Quarters Ended
                                                                                                  March 31, 2000
                                                                                              ----------------------
Revenues...............................................................................                    $503,308
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................                     373,497
                                                                                                            -------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................                     129,811
Corporate expenses.....................................................................                       6,901
                                                                                                            -------
Adjusted operating cash flow...........................................................                    $122,910
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

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. An issue exists for all companies that rely on computers. This issue involves computer programs and applications that were written using two digits rather than four to identify the applicable year, and could result in systems failures or miscalculations. We have completed an assessment of and taken corrective measures to mitigate the potential adverse effects the year 2000 issue may have on our operations. Costs in connection with any modifications to make our systems compliant have not been and are not expected to be material. We are not currently aware of any operational or technical problems as a result of the change to the year 2000 and will continue to monitor the potential adverse impact of the year 2000 issue on our business; however, there can be no assurance that the year 2000 issue will not have a material adverse impact on our financial condition or our results of operations in the future.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A has deferred the timing of the adoption of the requirements until the second quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In reliance upon General Instruction (H)(2)(c) of Form 10-Q, Pegasus has omitted the disclosure required by this item.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. Please refer to the disclosure relating to this matter set forth under "Item 3: Legal Proceedings" on pages 8 and 9 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 27, 2000 for the fiscal year ended December 31, 1999.

         DBS Late Fee Litigation. In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. On March 20, 2000, an order for stipulation of dismissal without prejudice was signed by a judge of the Superior Court Division II of Hamilton County, Indiana dismissing without prejudice all claims asserted by the plaintiffs against Pegasus.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our combined operations, cash flows or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27.1           Financial Data Schedule.


(b) Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Media & Communications, Inc.



         May 12, 2000               By: /s/ M. Kasin Smith
--------------------------          ----------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)