Form 10-Q
period 2000-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2000-08-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended June 30, 2000
                                   -------------

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


         Number of shares of each class of the Registrant's common stock outstanding as of August 4, 2000:

                  Class A, Common Stock, $0.01 par value                 161,500
                  Class B, Common Stock, $0.01 par value                   8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2000


                                                                            Page
                                                                            ----
Part I.  Financial Information


         Item 1            Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1999 and June 30, 2000               3

                           Combined Statements of Operations
                             Three months ended June 30, 1999 and 2000         4

                           Combined Statements of Operations
                             Six months ended June 30, 1999 and 2000           5

                           Combined Statements of Cash Flows
                             Six months ended June 30, 1999 and 2000           6

                           Notes to Combined Financial Statements              7


         Item 2            Management's Narrative Analysis of
                             the Results of Operations                        17


Part II. Other Information


         Item 1            Legal Proceedings                                  23

         Item 6            Exhibits and Reports on Form 8-K                   23

         Signature                                                            24

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets
                             (Dollars in thousands)

                                                                             December 31,           June 30,
                                                                                 1999                 2000
                                                                             ------------         -----------
                                                                                                  (unaudited)
                                     ASSETS

Current  assets:
   Cash and cash equivalents                                                   $21,351               $10,758
   Accounts receivable, less allowance for doubtful accounts of
     $1,067 and $1,888, respectively                                            24,642                33,069
   Inventory                                                                     9,506                20,292
   Program rights                                                                4,373                 3,868
   Deferred taxes                                                                  406                   654
   Net advances to affiliates                                                    1,790                 3,521
   Prepaid expenses and other                                                    3,463                 6,098
                                                                              ---------           -----------
     Total current assets                                                       65,531                78,260

Property and equipment, net                                                     37,841                51,591
Intangible assets, net                                                         437,774               826,934
Deferred financing costs, net                                                    6,500                 9,998
Program rights                                                                   5,731                 3,843
Deferred taxes                                                                  30,447                33,062
Investment in affiliates                                                         4,598               116,444
Deposits and other                                                               5,042                10,510
                                                                              ---------           -----------
     Total assets                                                             $593,464            $1,130,642
                                                                              =========           ===========
                              LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                           $11,091               $10,560
   Accounts payable                                                              8,045                 7,166
   Accrued interest                                                              6,253                10,946
   Accrued satellite programming, fees and commissions                          24,314                36,807
   Accrued expenses                                                             11,817                22,366
   Amounts due seller                                                            6,729                     -
   Current portion of program rights payable                                     4,447                 4,360
                                                                              ---------           -----------
     Total current liabilities                                                  72,696                92,205

Long-term debt                                                                 235,633               362,170
Program rights payable                                                           4,211                 2,248
Deferred taxes                                                                  35,398               115,135
                                                                              ---------           -----------
     Total liabilities                                                         347,938               571,758
                                                                              =========           ===========
Commitments and contingent liabilities                                               -                     -

Minority interest                                                                3,000                     -

Common stockholder's equity:
   Class A Common Stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                                      2                     2
   Class B Common Stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                                        -                     -
   Additional paid-in capital                                                  378,889               767,878
   Deficit                                                                    (136,365)             (208,996)
                                                                              ---------           -----------
     Total stockholder's equity                                                242,526               558,884
                                                                              ---------           -----------
   Total liabilities and stockholder's equity                                 $593,464            $1,130,642
                                                                              =========           ===========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)

                                                                                 Three Months Ended June 30,
                                                                              -------------------------------
                                                                                1999                  2000
                                                                              --------              ---------
                                                                                        (unaudited)
Net revenues:
     DBS                                                                       $38,135              $105,286
     Broadcast                                                                   9,578                 9,233
                                                                              ---------             ---------
       Total net revenues                                                       47,713               114,519

Operating expenses:
     DBS
       Programming, technical, general and administrative                       26,103                73,896
       Marketing and selling                                                    17,343                26,537
       Incentive compensation                                                      270                   385
       Depreciation and amortization                                            10,064                24,731
     Broadcast
       Programming, technical, general and administrative                        5,209                 6,076
       Marketing and selling                                                     1,612                 2,042
       Incentive compensation                                                       46                    31
       Depreciation and amortization                                             1,288                 1,215

     Corporate expenses                                                          1,049                 2,707
     Corporate depreciation and amortization                                       176                    70
     Development costs                                                               2                   742
     Other expense, net                                                             31                   249
                                                                              ---------             ---------
       Loss from operations                                                    (15,480)              (24,162)

Interest expense                                                                (3,837)              (11,885)
Interest income                                                                      1                   274
                                                                              ---------             ---------
     Loss from continuing operations before income
       taxes and equity loss                                                   (19,316)              (35,773)
Provision (benefit) for income taxes                                               100                (3,019)
Equity in net loss of unconsolidated affiliates                                      -                   (99)
                                                                              ---------             ---------
     Loss from continuing operations                                           (19,416)              (32,853)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                                616                   163
                                                                              ---------             ---------
     Net loss                                                                 ($18,800)             ($32,690)
                                                                              =========             =========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)



                                                                                 Six Months Ended June 30,
                                                                              -------------------------------
                                                                                1999                  2000
                                                                              --------              ---------
                                                                                        (unaudited)
Net revenues:
     DBS                                                                       $72,471              $201,143
     Broadcast                                                                  17,481                17,332
                                                                              ---------             ---------
       Total net revenues                                                       89,952               218,475

Operating expenses:
     DBS
       Programming, technical, general and administrative                       49,899               141,754
       Marketing and selling                                                    29,140                51,946
       Incentive compensation                                                      595                   785
       Depreciation and amortization                                            19,986                47,181
     Broadcast
       Programming, technical, general and administrative                       10,145                12,021
       Marketing and selling                                                     3,079                 3,911
       Incentive compensation                                                      202                    46
       Depreciation and amortization                                             2,472                 2,531

     Corporate expenses                                                          1,931                 4,622
     Corporate depreciation and amortization                                       350                    95
     Development costs                                                               2                 1,169
     Other expense, net                                                            153                   815
                                                                              ---------             ---------
       Loss from operations                                                    (28,002)              (48,401)

Interest expense                                                                (7,795)              (22,646)
Interest income                                                                    143                   432
                                                                              ---------             ---------
     Loss from continuing operations before income
       taxes, equity loss and extraordinary items                              (35,654)              (70,615)
Provision (benefit) for income taxes                                               185                (6,825)
Equity in net loss of unconsolidated affiliates                                      -                  (215)
                                                                              ---------             ---------
     Loss from continuing operations before
       extraordinary items                                                     (35,839)              (64,005)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                                749                   654
                                                                              ---------             ---------
     Loss before extraordinary items                                           (35,090)              (63,351)
Extraordinary loss from extinguishment of debt, net                                  -                (9,280)
                                                                              ---------             ---------
     Net loss                                                                 ($35,090)             ($72,631)
                                                                              =========             =========


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 Six Months Ended June 30,
                                                                              -------------------------------
                                                                                1999                  2000
                                                                              --------              ---------
                                                                                        (unaudited)
    Cash flows from operating activities:
       Net loss                                                               ($35,090)             ($72,631)
       Adjustments to reconcile net loss
         to net cash used for operating activities:
         Extraordinary loss on extinquishment of debt, net                           -                 9,280
         Depreciation and amortization                                          25,831                54,002
         Program rights amortization                                             1,539                 2,410
         Amortization of debt discount and deferred financing fees                 199                 2,013
         Stock incentive compensation                                              858                 1,211
         Equity in net loss of unconsolidated affiliates                             -                   215
         Bad debt expense                                                        1,594                 6,409
         Deferred income taxes                                                     185                (6,626)
         Change in assets and liabilities:
          Accounts receivable                                                     (974)               (3,195)
          Inventory                                                             (1,003)              (10,786)
          Prepaid expenses and other                                            (1,577)               (1,808)
          Accounts payable and accrued expenses                                  2,823                (5,232)
          Accrued interest                                                         (44)                4,693
          Deposits and other                                                      (195)               (5,192)
                                                                               --------              --------
       Net cash used for operating activities                                   (5,854)              (25,237)
                                                                               --------              --------
    Cash flows from investing activities:
         Acquisitions                                                          (91,930)              (35,967)
         Cash acquired from acquisitions                                             5                     -
         Cash acquired from merger with affiliate                                    -                 3,236
         Capital expenditures                                                   (3,726)              (14,245)
         Purchase of intangible assets                                          (1,216)               (2,034)
         Payments for programming rights                                        (1,256)               (2,065)
         Investment in affiliate                                                     -               (14,506)
                                                                               --------              --------
       Net cash used for investing activities                                  (98,123)              (65,581)
                                                                               --------              --------
    Cash flows from financing activities:
         Repayments of long-term debt                                           (9,283)              (13,503)
         Borrowings on bank credit facilities                                   70,500               275,000
         Repayments of bank credit facilities                                  (50,000)             (204,200)
         Net advances to affiliates                                            (10,068)               (3,043)
         Restricted cash                                                         1,000                     -
         Increase in deferred financing costs                                      (15)               (8,558)
         Capital lease repayments                                                  (61)                  (74)
         Net contributions by Parent                                            91,209                34,603
                                                                               --------              --------
       Net cash provided by financing activities                                93,282                80,225
                                                                               --------              --------
    Net decrease in cash and cash equivalents                                  (10,695)              (10,593)
    Cash and cash equivalents, beginning of year                                22,707                21,351
                                                                               --------              --------
    Cash and cash equivalents, end of period                                   $12,012               $10,758
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

         In May, 2000, PCC completed a two-for-one split of its outstanding Class A and Class B Common Stock in the form of a stock dividend. All references to PCC's shares, including shares issued, option shares, warrant shares and exercise prices included in the accompanying notes to combined financial statements reflect the stock split and its retroactive effect.

3.  Investment in Affiliates:

         PDC has a 90% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $211,000 for the first half of 2000. PDC's total investment in PCS at June 30, 2000 was $4.4 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3.  Investment in Affiliates: - (Continued)

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 400,000 shares of PCC's Class A Common Stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of PCC's Class A Common Stock at an exercise price of $45.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to PDC an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of Pegasus' Board of Directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was $4,000 for the first half of 2000. PDC's total investment in PMC at June 30, 2000 was $112.0 million.

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

5.  Long-Term Debt:

         Long-term debt consists of the following (in thousands):

                                                                                    December 31,          June 30,
                                                                                        1999                2000
                                                                                        ----                ----
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.0 million as of December 31, 1999
    and June 30, 2000, respectively..............................................      $82,776             $82,976
Senior  six-year  $180.0 million  revolving  credit  facility,  payable by
    Pegasus,  interest at the  Company's  option at either the bank's base
    rate plus an applicable margin or LIBOR plus an applicable margin............      142,500                   -
Senior five-year $225.0 million  revolving  facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin......................            -                   -
Senior  five-year  $275.0 million term loan facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin......................            -             275,000
Mortgage payable, due 2000, interest at 8.75%....................................          431                   -
Sellers' notes, due 2000 to 2005, interest at 3% to 8%...........................       20,707              14,481
Capital leases and other.........................................................          310                 273
                                                                                      --------            --------
                                                                                       246,724             372,730
Less current maturities..........................................................       11,091              10,560
                                                                                      --------            --------
Long-term debt...................................................................     $235,633            $362,170
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

         In January 2000, the Company entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of Pegasus and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $38.2 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $10.4 million collateralizing certain of the Company's outstanding sellers' notes.

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

6.  Acquisitions:

         In the first half of 2000, the Company acquired, from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of PCC's Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of PCC's Series E Preferred Stock (amounting to $10.0 million), 873,184 shares of PCC's Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 3,000 shares of PCC's Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

7.  Discontinued Operations:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the second half of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

7.  Discontinued Operations: - (Continued)

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                       1999              2000
                                                       ----              ----

Net revenues.....................................    $5,577             $6,511
Income from operations...........................       638                414
Provision for income taxes.......................         -                249
Income from discontinued operations..............       616                163

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       1999              2000
                                                       ----              ----

Net revenues.....................................    $8,648            $12,710
Income from operations...........................       765                811
Provision for income taxes.......................         -                199
Income from discontinued operations..............       749                654

8.  Supplemental Cash Flow Information:

         Significant non-cash investing and financing activities are as follows (in thousands):

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       1999             2000
                                                                                       ----             ----
Barter revenue and related expense............................................        $3,648           $3,558
Acquisition of program rights and assumption of related program payables......         6,655               16
Capital contribution and related acquisition of intangibles...................             -           78,115
Capital contribution and related investment in affiliates.....................             -           97,555
Notes payable and related acquisition of intangibles..........................         4,490              515
Deferred taxes, net and related acquisition of intangibles....................            29           27,985

         For the six months ended June 30, 1999 and 2000, the Company paid cash for interest in the amount of $7.7 million and $16.0 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1999 and 2000.

9.  Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

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

         On January 10, 2000, the Company and Golden Sky Systems, Inc. ("Golden Sky", a subsidiary of Golden Sky Holdings, Inc., which PCC acquired on May 5,
2000) filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Golden Sky. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the combined operations, liquidity, cash flows or financial position of the Company.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

9.  Commitments and Contingent Liabilities: - (Continued)


                                                                        Annual
         Year                                                       Minimum Fees
         ----                                                       ------------

         2000..................................................        $12,600
         2001..................................................         18,216
         2002..................................................         20,250
         2003..................................................         20,250
         2004..................................................         20,250
                                                                       -------
         Total minimum payments                                        $91,566
                                                                       =======

10. Industry Segments:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 38 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $834,000 and $6.9 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $494,000 and $4.1 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.4 million and $3.1 million for the six months ended June 30, 1999 and 2000, respectively. All other capital expenditures for the six months ended June 30, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $394.6 million and $815.4 million as of December 31, 1999 and June 30, 2000, respectively. Identifiable total assets for the Company's Broadcast segment were $66.1 million and $66.4 million as of December 31, 1999 and June 30, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.2 million and $84.3 million as of December 31, 1999 and June 30, 2000, respectively. All other identifiable assets as of December 31, 1999 and June 30, 2000 were at the corporate level.

11. Other Events:

         In July 2000, Pegasus Towers, Inc., a subsidiary of PCC, and PBT sold substantially all of their broadcast tower assets to SpectraSite Broadcast Group ("SpectraSite"), a division of SpectraSite Holdings, Inc. ("SpectraSite Holdings"), for approximately 1.4 million shares of SpectraSite Holdings' common stock (amounting to approximately $36.6 million at a price of $26.63 per share). The Company anticipates recognizing a gain on the transaction. Under the terms of the agreement, SpectraSite will lease certain of its existing tower facilities and build additional digital television towers for use by PBT.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12. Subsidiary Guarantees:

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12. Subsidiary Guarantees: - (Continued)

Condensed Combined Balance Sheets
(in thousands)
                                                           Guarantor        Non-guarantor
As of June 30, 2000                                      Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                         ------------       ------------        -------        ------------
Assets:
Cash and cash equivalents                                   $10,195              $179
Accounts receivable, net                                     34,558
Other current assets                                         32,602                                 $4
                                                 ----------------------------------------------------------------------------
  Total current assets                                       77,355               179                4                 -

Property and equipment, net                                  51,014
Intangible assets, net                                      823,716             2,338              163
Other assets                                                 13,432                             43,556
Investment in subsidiaries and affiliates                                      71,042          847,698         ($918,740)
                                                 ----------------------------------------------------------------------------
  Total assets                                             $965,517           $73,559         $891,421         ($918,740)
                                                 ============================================================================

Liabilities and total equity:
Current portion of long-term debt                           $10,560
Accounts payable                                              7,015
Other current liabilities                                    74,329                            $10,675          ($10,675)
                                                 ----------------------------------------------------------------------------
  Total current liabilities                                  91,904                 -           10,675           (10,675)
Long-term debt                                            1,186,945              $314           82,976          (908,065)
Other liabilities                                            94,476            (8,875)          31,782
                                                 ----------------------------------------------------------------------------
 Total liabilities                                        1,373,325            (8,561)         125,433          (918,740)
Total equity (deficit)                                     (407,808)           82,120          765,988
                                                 ----------------------------------------------------------------------------
  Total liabilities and equity                             $965,517           $73,559         $891,421         ($918,740)
                                                 ============================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                                   $15,085              $494           $5,756
Accounts receivable, net                                     21,993
Other current assets                                         19,469
                                                 ----------------------------------------------------------------------------
  Total current assets                                       56,547               494            5,756                 -

Property and equipment, net                                  37,833
Intangible assets, net                                      438,212             2,440            3,083
Other assets                                                 34,343                              6,452
Investment in subsidiaries and affiliates                                                      353,828         ($353,828)
                                                 ----------------------------------------------------------------------------
  Total assets                                             $566,935            $2,934         $369,119         ($353,828)
                                                 ============================================================================

Liabilities and total equity:
Current portion of long-term debt                           $11,091
Accounts payable                                              7,963
Other current liabilities                                    53,550                             $5,690           ($5,690)
                                                 ----------------------------------------------------------------------------
  Total current liabilities                                  72,604                 -            5,690            (5,690)
Long-term debt                                              500,681              $314           82,776          (348,138)
Other liabilities                                            36,627            (8,478)          11,460
                                                 ----------------------------------------------------------------------------
 Total liabilities                                          609,912            (8,164)          99,926          (353,828)
Minority interest                                             3,000
Total equity (deficit)                                      (45,977)           11,098          269,193
                                                 ----------------------------------------------------------------------------
  Total liabilities and equity                             $566,935            $2,934         $369,119         ($353,828)
                                                 ============================================================================

Condensed Combined Balance Sheets
(in thousands)                                                        Pegasus
                                                    Pegasus         Development
As of June 30, 2000                                Subtotal         Corporation       Eliminations         Totals
                                                   --------         -----------       ------------         ------
Assets:
Cash and cash equivalents                          $10,374               $384                             $10,758
Accounts receivable, net                            34,558             (1,489)                             33,069
Other current assets                                32,606              1,827                              34,433
                                                ------------------------------------------------------------------
  Total current assets                              77,538                722                 -            78,260

Property and equipment, net                         51,014                577                              51,591
Intangible assets, net                             826,217                717                             826,934
Other assets                                        56,988                425                              57,413
Investment in subsidiaries and affiliates                -            116,444                             116,444
                                                ------------------------------------------------------------------
  Total assets                                  $1,011,757           $118,885                 -        $1,130,642
                                                ==================================================================

Liabilities and total equity:
Current portion of long-term debt                  $10,560                                                $10,560
Accounts payable                                     7,015               $151                               7,166
Other current liabilities                           74,329                150                              74,479
                                                ------------------------------------------------------------------
  Total current liabilities                         91,904                301                 -            92,205
Long-term debt                                     362,170                                                362,170
Other liabilities                                  117,383                                                117,383
                                                ------------------------------------------------------------------
 Total liabilities                                 571,457                301                 -           571,758
Total equity (deficit)                             440,300            118,584                             558,884
                                                ------------------------------------------------------------------
  Total liabilities and equity                  $1,011,757           $118,885                 -        $1,130,642
                                                ==================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                          $21,335                $16                             $21,351
Accounts receivable, net                            21,993              2,649                              24,642
Other current assets                                19,469                 69                              19,538
                                                ------------------------------------------------------------------
  Total current assets                              62,797              2,734                 -            65,531

Property and equipment, net                         37,833                  8                              37,841
Intangible assets, net                             443,735                539                             444,274
Other assets                                        40,795                425                              41,220
Investment in subsidiaries and affiliates                -              4,598                               4,598
                                                ------------------------------------------------------------------
  Total assets                                    $585,160             $8,304                 -          $593,464
                                                ==================================================================

Liabilities and total equity:
Current portion of long-term debt                  $11,091                                                $11,091
Accounts payable                                     7,963                $82                               8,045
Other current liabilities                           53,550                 10                              53,560
                                                ------------------------------------------------------------------
  Total current liabilities                         72,604                 92                 -            72,696
Long-term debt                                     235,633                                                235,633
Other liabilities                                   39,609                                                 39,609
                                                ------------------------------------------------------------------
 Total liabilities                                 347,846                 92                 -           347,938
Minority interest                                    3,000                                                  3,000
Total equity (deficit)                             234,314              8,212                             242,526
                                                ------------------------------------------------------------------
  Total liabilities and equity                    $585,160             $8,304                 -          $593,464
                                                ==================================================================

                                       13

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Operations
For the Six Months ended June 30, 2000
(in thousands)


                                                    Guarantor        Non-guarantor
                                                  Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                  ------------       ------------        -------        ------------
Total revenue                                        $218,475            $2,030                           ($2,030)
Total operating expenses                              215,577            52,048              $63           (2,030)
                                             --------------------------------------------------------------------------

Income (loss) from operations                           2,898           (50,018)             (63)               -

Interest expense                                        6,583                             21,243           (5,180)
Other                                                    (431)                                (1)
                                             --------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss                  (3,254)          (50,018)         (21,305)           5,180
Provision for income taxes                                                                (6,825)
Equity loss
Discontinued operations                                   656                (2)
                                             --------------------------------------------------------------------------
Income (loss) before extraordinary item                (2,598)          (50,020)         (14,480)           5,180
Extraordinary loss on extinguishment of debt           (6,841)                            (2,439)
                                             --------------------------------------------------------------------------
Net income (loss)                                     ($9,439)         ($50,020)        ($16,919)          $5,180
                                             ==========================================================================

                                                               Pegasus
                                              Pegasus        Development
                                             Subtotal        Corporation      Eliminations        Totals
                                             --------        -----------      ------------        ------
Total revenue                                $218,475                                           $218,475
Total operating expenses                      265,658           $1,218                           266,876
                                             ------------------------------------------------------------

Income (loss) from operations                 (47,183)          (1,218)               -          (48,401)

Interest expense                               22,646                                             22,646
Other                                            (432)                                              (432)
                                             ------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss         (69,397)          (1,218)               -          (70,615)
Provision for income taxes                     (6,825)                                            (6,825)
Equity loss                                         -             (215)                             (215)
Discontinued operations                           654                                                654
                                             ------------------------------------------------------------
Income (loss) before extraordinary item       (61,918)          (1,433)               -          (63,351)
Extraordinary loss on extinguishment of debt   (9,280)                                            (9,280)
                                             ------------------------------------------------------------
Net income (loss)                            ($71,198)         ($1,433)               -         ($72,631)
                                             ============================================================


Condensed Combined Statements of Operations
For the Six Months ended June 30, 1999
(in thousands)



                                                    Guarantor        Non-guarantor
                                                  Subsidiaries       Subsidiaries        Pegasus        Eliminations
                                                  ------------       ------------        -------        ------------
Total revenue                                         $89,985              $956                             ($989)
Total operating expenses                               89,349            29,238             $356             (989)
                                             --------------------------------------------------------------------------

Income (loss) from operations                             636           (28,282)            (356)               -

Interest expense                                        5,621                              7,329           (5,155)
Other                                                    (194)                                47
                                             --------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                  (4,791)          (28,282)          (7,732)           5,155
Provision for income taxes                                185
Discontinued operations                                   736                13
                                             --------------------------------------------------------------------------
Net income (loss)                                     ($4,240)         ($28,269)         ($7,732)          $5,155
                                             ==========================================================================


                                                              Pegasus
                                             Pegasus        Development
                                            Subtotal        Corporation      Eliminations        Totals
                                            --------        -----------      ------------        ------
Total revenue                                $89,952                                            $89,952
Total operating expenses                     117,954                                            117,954
                                            ------------------------------------------------------------

Income (loss) from operations                (28,002)               -                -          (28,002)

Interest expense                               7,795                                              7,795
Other                                           (147)              $4                              (143)
                                            ------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                        (35,650)              (4)               -          (35,654)
Provision for income taxes                       185                                                185
Discontinued operations                          749                                                749
                                            ------------------------------------------------------------
Net income (loss)                           ($35,086)             ($4)               -         ($35,090)
                                            ============================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 2000
(in thousands)


                                                                        Guarantor       Non-guarantor
                                                                      Subsidiaries      Subsidiaries      Pegasus      Eliminations
                                                                      ------------      ------------      -------      ------------
Cash flows from operating activities:
Net income (loss)                                                        ($9,439)         ($50,020)      ($16,919)         $5,180
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                           53,805               102             46
  Program rights amortization                                              2,410
  Change in assets and liabilities:
     Accounts receivable                                                  (7,333)
     Accounts payable and accrued expenses                                 4,432                                           (5,180)
     Prepaids and other                                                   (1,808)
     Other                                                               (27,225)                          25,507
                                                                  ------------------------------------------------------------------
Net cash provided (used) by operating activities                          14,842           (49,918)         8,634               -

Cash flows from investing activities:
   Acquisitions                                                          (35,967)
   Capital expenditures                                                  (13,676)
   Purchase of intangible assets                                          (4,681)                           2,874
   Other                                                                 629,489                         (530,978)
                                                                  ------------------------------------------------------------------
Net cash provided (used) for investing activities                        575,165                 -       (528,104)              -

Cash flows from financing activities:
   Proceeds from debt                                                    275,000
   Repayment of debt                                                    (217,777)
   Other                                                                (652,120)           49,603        513,714
                                                                  ------------------------------------------------------------------
Net cash provided (used) by financing activities                        (594,897)           49,603        513,714               -

Net increase (decrease) in cash and cash equivalents                      (4,890)             (315)        (5,756)
Cash and cash equivalents, beginning of year                              15,085               494          5,756

                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $10,195              $179              -               -
                                                                  ==================================================================

                                                                                    Pegasus
                                                                     Pegasus      Development
                                                                    Subtotal      Corporation    Eliminations      Totals
                                                                    --------      -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                                  ($71,198)        ($1,433)                     ($72,631)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                      53,953              49                        54,002
  Program rights amortization                                         2,410                                         2,410
  Change in assets and liabilities:
     Accounts receivable                                             (7,333)          4,138                        (3,195)
     Accounts payable and accrued expenses                             (748)            209                          (539)
     Prepaids and other                                              (1,808)                                       (1,808)
     Other                                                           (1,718)         (1,758)                       (3,476)
                                                                  --------------------------------------------------------
Net cash provided (used) by operating activities                    (26,442)          1,205              -        (25,237)

Cash flows from investing activities:
   Acquisitions                                                     (35,967)                                      (35,967)
   Capital expenditures                                             (13,676)           (569)                      (14,245)
   Purchase of intangible assets                                     (1,807)           (227)                       (2,034)
   Other                                                             98,511        (111,846)                      (13,335)
                                                                  --------------------------------------------------------
Net cash provided (used) for investing activities                    47,061        (112,642)             -        (65,581)

Cash flows from financing activities:
   Proceeds from debt                                               275,000                                       275,000
   Repayment of debt                                               (217,777)                                     (217,777)
   Other                                                            (88,803)        111,805                        23,002
                                                                  --------------------------------------------------------
Net cash provided (used) by financing activities                    (31,580)        111,805              -         80,225

Net increase (decrease) in cash and cash equivalents                (10,961)            368                       (10,593)
Cash and cash equivalents, beginning of year                         21,335              16                        21,351

                                                                  --------------------------------------------------------
Cash and cash equivalents, end of period                            $10,374            $384              -        $10,758
                                                                  ========================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12. Subsidiary Guarantees: - (Continued)

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1999
(in thousands)


                                                                        Guarantor       Non-guarantor
                                                                      Subsidiaries      Subsidiaries      Pegasus      Eliminations
                                                                      ------------      ------------      -------      ------------
Cash flows from operating activities:
Net income (loss)                                                        ($4,240)         ($28,269)       ($7,732)         $5,155
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                           25,382               101            348
  Program rights amortization                                              1,539
  Change in assets and liabilities:
     Accounts receivable                                                    (974)
     Accounts payable and accrued expenses                                 8,110                (3)                        (5,155)
     Prepaids and other                                                   (1,577)
  Other                                                                   (6,450)                           7,904
                                                                  ------------------------------------------------------------------
Net cash provided (used) by operating activities                          21,790           (28,171)           520               -

Cash flows from investing activities:
   Acquisitions                                                          (91,930)
   Capital expenditures                                                   (3,728)
   Purchase of intangible assets                                          (1,097)                             (26)
   Other                                                                  69,835                          (71,086)
                                                                  ------------------------------------------------------------------
Net cash provided (used) by investing activities                         (26,920)                -        (71,112)              -

Cash flows from financing activities:
   Proceeds from debt                                                     70,500
   Repayment of debt                                                     (59,344)
   Other                                                                  (9,146)           25,558         65,713
                                                                  ------------------------------------------------------------------
Net cash provided (used) by financing activities                           2,010            25,558         65,713               -

Net increase (decrease) in cash and cash equivalents                      (3,120)           (2,613)        (4,879)
Cash and cash equivalents, beginning of year                              14,143             3,092          5,318

                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $11,023              $479           $439               -
                                                                  ==================================================================

                                                                                   Pegasus
                                                                    Pegasus      Development
                                                                   Subtotal      Corporation    Eliminations      Totals
                                                                   --------      -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                                 ($35,086)            ($4)                     ($35,090)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                     25,831                                        25,831
  Program rights amortization                                        1,539                                         1,539
  Change in assets and liabilities:
     Accounts receivable                                              (974)                                         (974)
     Accounts payable and accrued expenses                           2,952              11                         2,963
     Prepaids and other                                             (1,577)                                       (1,577)
  Other                                                              1,454                                         1,454
                                                                  -------------------------------------------------------
Net cash provided (used) by operating activities                    (5,861)              7              -         (5,854)

Cash flows from investing activities:
   Acquisitions                                                    (91,930)                                      (91,930)
   Capital expenditures                                             (3,728)              2                        (3,726)
   Purchase of intangible assets                                    (1,123)            (93)                       (1,216)
   Other                                                            (1,251)                                       (1,251)
                                                                  -------------------------------------------------------
Net cash provided (used) by investing activities                   (98,032)            (91)             -        (98,123)

Cash flows from financing activities:
   Proceeds from debt                                               70,500                                        70,500
   Repayment of debt                                               (59,344)                                      (59,344)
   Other                                                            82,125               1                        82,126
                                                                  -------------------------------------------------------
Net cash provided (used) by financing activities                    93,281               1              -         93,282

Net increase (decrease) in cash and cash equivalents               (10,612)            (83)                      (10,695)
Cash and cash equivalents, beginning of year                        22,553             154                        22,707

                                                                  -------------------------------------------------------
Cash and cash equivalents, end of period                           $11,941             $71              -        $12,012
                                                                  =======================================================

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-16 herein.


General

         Pegasus Media & Communications, Inc. is:

         o  A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 848,000 subscribers at June 30, 2000, on an actual basis. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 5.3 million rural households in 38 states. We distribute DIRECTV through the Pegasus Communications retail network, a network in excess of 3,000 independent retailers.

         o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 56,000 subscribers.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the second half of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. Accordingly, the results of our cable segment have been presented as discontinued operations in our combined statements of operations.

         In this section we use the terms pre-marketing cash flow from continuing operations and location cash flow from continuing operations. Pre-marketing cash flow from continuing operations is calculated by taking our earnings and adding back the following expenses:

         o  interest;

         o  income taxes;

         o  depreciation and amortization;

         o non-cash charges, such as incentive compensation under Pegasus Communication's restricted stock, stock option and 401(k) plans;

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

         Certain of our DBS customers, primarily those converted from Primestar's medium-power DBS business, pay a monthly rental fee to us for use of our DBS subscriber equipment. The equipment is owned by us and, accordingly, the equipment costs are capitalized and depreciated over a period of three years. These equipment costs are not included as a component of subscriber acquisition costs in our results of operations.

Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999

         Total net revenues from continuing operations for the six months ended June 30, 2000 were $218.5 million, an increase of $128.5 million, or 143%, compared to total net revenues of $90.0 million for the same period in 1999. The increase in total net revenues for the six months ended June 30, 2000 was primarily due to an increase in DBS revenues of $128.7 million attributable to acquisitions, internal growth in Pegasus' DBS subscriber base and the merger of Digital Television Services with and into a subsidiary of Pegasus in January 2000. Total operating expenses from continuing operations for the six months ended June 30, 2000 were $266.9 million, an increase of $148.9 million, or 126%, compared to total operating expenses of $118.0 million for the same period in 1999. The increase was primarily due to an increase of $142.0 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $4.7 million for the six months ended June 30, 2000, an increase of $2.4 million, or 107%, compared to $2.3 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $1.2 million for the six months ended June 30, 2000 compared to $2,000 for the same period in 1999.

         Other expenses from continuing operations were $815,000 for the six months ended June 30, 2000, an increase of $662,000, or 433%, compared to other expenses of $153,000 for the same period in 1999. The increase is primarily due to legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $22.6 million for the six months ended June 30, 2000, an increase of $14.9 million, or 191%, compared to interest expense of $7.8 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new credit facility and the growth in Pegasus' DBS business. Interest income from continuing operations was $432,000 for the six months ended June 30, 2000, an increase of $289,000, or 202%, compared to interest income of $143,000 for the same period in 1999. The increase in interest income is due to higher average cash balances for the six months ended June 30, 2000 compared to the same period in 1999.

         The provision for income taxes from continuing operations declined by approximately $7.0 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily as a result of the amortization of deferred tax liabilities originating from DBS acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $215,000 for the six months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $654,000 for the six months ended June 30, 2000, a decrease of $95,000, or 13%, compared to $749,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense. Pegasus had approximately 56,000 cable subscribers at June 30, 2000 compared to 52,700 at June 30, 1999.

         Extraordinary loss from the extinguishment of debt was $9.3 million for the six months ended June 30, 2000. In January 2000, Pegasus entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus' $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus Communications Corporation $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 63,000 subscribers and the exclusive DIRECTV distribution rights to approximately 520,000 households in rural areas of the United States. In January 2000, as a result of the merger of Digital Television Services with and into a subsidiary of Pegasus, Pegasus added approximately 263,000 subscribers and 1.8 million households. At June 30, 2000, Pegasus had exclusive DIRECTV distribution rights to 5.3 million households and 848,000 subscribers as compared to 4.8 million households and 540,000 subscribers at June 30, 1999. Pegasus had 5.7 million households and 910,000 subscribers at June 30, 2000, including pending acquisitions. At June 30, 1999, subscribers would have been 647,000, including pending and completed acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus. Subscriber penetration increased from 11.4% at June 30, 1999 to 16.0% at June 30, 2000, including pending and completed acquisitions and the merger of Digital Television Services with and into a subsidiary of Pegasus.

         Total DBS net revenues were $201.1 million for the six months ended June 30, 2000, an increase of $128.7 million, or 178%, compared to DBS net revenues of $72.5 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first half of 2000 compared to the first half of 1999. The average monthly revenue per subscriber was $43.51 for the six months ended June 30, 2000 compared to $42.48 for the same period in 1999. Pro forma for the merger of Digital Television Services with and into a subsidiary of Pegasus, DBS revenues for the six months ended June 30, 1999 were $122.5 million.

         Programming, technical, and general and administrative expenses were $141.8 million for the six months ended June 30, 2000, an increase of $91.9 million, or 184%, compared to $49.9 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.5% for the six months ended June 30, 2000 compared to 68.9% for the same period in 1999.

         Subscriber acquisition costs were $51.9 million for the six months ended June 30, 2000, an increase of $22.8 million, or 78%, compared to $29.1 million for the same period in 1999. Gross subscriber additions were 154,500 for the six months ended June 30, 2000 compared to 74,300 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $336 for the six months ended June 30, 2000 compared to $392 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $4.1 million of DBS subscriber equipment was capitalized in the first half of 2000 related to rental units which are being depreciated over a three year period.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $785,000 for the six months ended June 30, 2000, an increase of $190,000, or 32%, compared to $595,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $47.2 million for the six months ended June 30, 2000, an increase of $27.2 million, or 136%, compared to $20.0 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years and the merger of Digital Television Services with an into a subsidiary of Pegasus.

Broadcast

         During the six months ended June 30, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the six months ended June 30, 2000 were $17.3 million, a decrease of $149,000, or 1%, compared to net broadcast revenues of $17.5 million for the same period in 1999. The decrease is primarily attributable to a decrease in barter revenue.

         Programming, technical, and general and administrative expenses were $12.0 million for the six months ended June 30, 2000, an increase of $1.9 million, or 18%, compared to $10.1 million for the same period in 1999. The increase is primarily due to higher programming costs for the six months ended June 30, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $3.9 million for the six months ended June 30, 2000, an increase of $832,000, or 27%, compared to $3.1 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $46,000 for the six months ended June 30, 2000, a decrease of $156,000, or 77%, compared to $202,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $2.5 million for the six months ended June 30, 2000, an increase of $59,000, or 2%, compared to $2.5 million for the same period in 1999.

         As defined in the Indenture governing Pegasus' Series B Notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries, on a combined basis, where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries, less DBS cash flow for the most recent four-quarter period, plus DBS cash flow for the most recent quarterly period multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the Indenture. Pro forma for the merger of Digital Television Services with and into a subsidiary of Pegasus, as if such merger occurred on July 1, 1999, adjusted operating cash flow would have been approximately $129.5 million as follows (in thousands):

                                                                                                Four Quarters Ended
                                                                                                  June 30, 2000
                                                                                              ----------------------
Revenues...............................................................................               $442,657
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................                305,034
                                                                                                      --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................                137,623
Corporate expenses.....................................................................                  8,162
                                                                                                      --------
Adjusted operating cash flow...........................................................               $129,461
                                                                                                      ========

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999 and SFAS No. 138 in June 2000, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS



         DIRECTV/NRTC Litigation. We hereby incorporate by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 8 and 9 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 27, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27.1           Financial Data Schedule.


(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Pegasus Media & Communications, Inc.



       August 11, 2000              By: /s/ M. Kasin Smith
------------------------------      -----------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)