Form 10-Q
period 2000-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2000-11-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 2000
                                   ------------------

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


         Number of shares of each class of the Registrant's common stock outstanding as of November 14, 2000:

            Class A, Common Stock, $0.01 par value             161,500
            Class B, Common Stock, $0.01 par value               8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2000

                                                                                               Page
                                                                                               ----
Part I.  Financial Information


         Item 1            Financial Statements

                           Condensed Combined Balance Sheets
                             December 31, 1999 and September 30, 2000                            4

                           Combined Statements of Operations and Comprehensive Loss
                             Three months ended September 30, 1999 and 2000                      5

                           Combined Statements of Operations and Comprehensive Loss
                             Nine months ended September 30, 1999 and 2000                       6

                           Condensed Combined Statements of Cash Flows
                             Nine months ended September 30, 1999 and 2000                       7

                           Notes to Combined Financial Statements                                8


         Item 2            Management's Narrative Analysis of
                             the Results of Operations                                          18


Part II.  Other Information


         Item 1            Legal Proceedings                                                    24

         Item 6            Exhibits and Reports on Form 8-K                                     24

         Signature                                                                              25

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                        Condensed Combined Balance Sheets
                                 (In thousands)

                                                                                  December 31,   September 30,
                                                                                     1999            2000
                                                                                  -----------    -------------
                                        ASSETS                                                   (unaudited)
Current  assets:
     Cash and cash equivalents                                                      $21,351        $161,627
     Restricted cash                                                                      -           3,000
     Accounts receivable, net                                                        24,642          32,065
     Inventory                                                                        9,506          20,415
     Program rights                                                                   4,373           4,505
     Deferred taxes                                                                     406             715
     Net advances to affiliates                                                       1,790           4,056
     Prepaid expenses and other                                                       3,463          10,139
                                                                                   ---------     ----------
       Total current assets                                                          65,531         236,522

Property and equipment, net                                                          37,841          38,228
Intangible assets, net                                                              437,774         823,382
Deferred financing costs, net                                                         6,500           9,567
Program rights                                                                        5,731           5,416
Deferred taxes                                                                       30,447          23,673
Investment in affiliates                                                              4,598         116,399
Marketable securities                                                                     -          24,757
Deposits and other                                                                    5,042          12,821
                                                                                   --------      ----------

     Total assets                                                                  $593,464      $1,290,765
                                                                                   ========      ==========

                                LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt                                              $11,091         $11,257
     Current portion of program rights payable                                        4,447           4,727
     Taxes payable                                                                        -          28,000
     Accounts payable                                                                 8,045           3,181
     Accrued interest                                                                 6,253           3,936
     Accrued satellite programming, fees and commissions                             24,314          45,557
     Accrued expenses                                                                11,817          35,425
     Amounts due seller                                                               6,729           6,741
                                                                                   --------      ----------
       Total current liabilities                                                     72,696         138,824

Long-term debt                                                                      235,633         361,264
Finance obligation                                                                        -          36,120
Program rights payable                                                                4,211           4,022
Deferred taxes                                                                       35,398         103,205
                                                                                   --------      ----------
      Total liabilities                                                             347,938         643,435
                                                                                   --------      ----------

Commitments and contingent liabilities                                                    -               -

Minority interest                                                                     3,000               -

Common stockholder's equity:
     Common stock                                                                         2               2
     Other stockholder's equity                                                     242,524         647,328
                                                                                   --------      ----------
       Total stockholder's equity                                                   242,526         647,330
                                                                                   --------      ----------

     Total liabilities and stockholder's equity                                    $593,464      $1,290,765
                                                                                   ========      ==========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
            Combined Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                        Three Months Ended September 30,
                                                                                        --------------------------------
                                                                                            1999               2000
                                                                                         ----------          ---------
                                                                                                  (unaudited)
Net revenues:
     DBS                                                                                    $46,392          $113,632
     Broadcast                                                                                8,920             8,706
                                                                                           --------          --------
       Total net revenues                                                                    55,312           122,338

Operating expenses:
     DBS
        Programming, technical, general and administrative                                   32,549            79,391
        Marketing and selling                                                                25,506            42,644
        Incentive compensation                                                                  200               648
        Depreciation and amortization                                                        10,632            26,451
     Broadcast
        Programming, technical, general and administrative                                    5,765             6,205
        Marketing and selling                                                                 1,369             1,612
        Incentive compensation                                                                    -               158
        Depreciation and amortization                                                         1,299             1,317

     Corporate expenses                                                                       1,137             3,368
     Corporate depreciation and amortization                                                    176                52
     Development costs                                                                           74             1,141
     Other expense, net                                                                          97                13
                                                                                           --------          --------

       Loss from operations                                                                 (23,492)          (40,662)

Interest expense                                                                             (4,358)          (10,924)
Interest income                                                                                  28               435
Other non-operating expenses, net                                                                 -               (99)
                                                                                           --------          --------

     Loss from continuing operations before income taxes                                    (27,822)          (51,250)

Provision (benefit) for income taxes                                                            221            (2,446)
                                                                                           --------          --------

     Loss from continuing operations                                                        (28,043)          (48,804)
Discontinued operations:
     Income from discontinued operations of cable segment                                       626               580
     Gain on sale of discontinued operations, net of taxes                                        -            59,366
                                                                                           --------          --------

     Net income (loss)                                                                      (27,417)           11,142

     Other comprehensive loss                                                                     -           (11,670)
                                                                                           --------          --------

     Comprehensive loss                                                                    ($27,417)            ($528)
                                                                                           ========          ========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
            Combined Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                  Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                       1999         2000
                                                                                     ---------    ---------
                                                                                           (unaudited)
Net revenues:
     DBS                                                                              $118,863     $314,775
     Broadcast                                                                          26,401       26,038
                                                                                      --------     --------
       Total net revenues                                                              145,264      340,813

Operating expenses:
     DBS
        Programming, technical, general and administrative                              82,448      221,145
        Marketing and selling                                                           54,646       94,590
        Incentive compensation                                                             795        1,433
        Depreciation and amortization                                                   30,618       73,632
     Broadcast
        Programming, technical, general and administrative                              15,910       18,226
        Marketing and selling                                                            4,448        5,523
        Incentive compensation                                                             202          204
        Depreciation and amortization                                                    3,771        3,848

     Corporate expenses                                                                  3,068        7,990
     Corporate depreciation and amortization                                               526          147
     Development costs                                                                      76        2,310
     Other expense, net                                                                    250          828
                                                                                      --------     --------

       Loss from operations                                                            (51,494)     (89,063)

Interest expense                                                                       (12,153)     (33,570)
Interest income                                                                            171          867
Other non-operating expenses, net                                                            -         (314)
                                                                                      --------     --------

     Loss from continuing operations before income
       taxes and extraordinary items                                                   (63,476)    (122,080)

Provision (benefit) for income taxes                                                       406       (9,271)
                                                                                      --------     --------

     Loss from continuing operations before
       extraordinary items                                                             (63,882)    (112,809)
Discontinued operations:
     Income from discontinued operations of cable segment                                1,375        1,234
     Gain on sale of discontinued operations, net of taxes                                   -       59,366
                                                                                      --------     --------

     Loss before extraordinary items                                                   (62,507)     (52,209)

Extraordinary loss from extinguishment of debt                                               -       (9,280)
                                                                                      --------     --------

     Net loss                                                                          (62,507)     (61,489)

     Other comprehensive loss                                                                -      (11,670)
                                                                                      --------     --------

     Comprehensive loss                                                               ($62,507)    ($73,159)
                                                                                      ========     ========

            See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                   Condensed Combined Statements of Cash Flows
                                 (In thousands)

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                    1999              2000
                                                                                  --------          --------
                                                                                         (unaudited)
Cash flows from operating activities:
     Net cash used for operating activities                                       ($17,299)         ($46,399)
                                                                                  --------          --------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                        (104,059)          (95,643)
        Cash acquired from merger with affiliate                                         -             3,236
        Capital expenditures                                                        (8,950)          (22,268)
        Purchase of intangible assets                                               (2,092)          (11,989)
        Payments for programming rights                                             (2,156)           (3,334)
        Proceeds from sale of cable operations                                           -           166,937
        Investment in affiliates                                                    (4,829)          (14,560)
        Other                                                                            -              (519)
                                                                                  --------          --------

     Net cash provided by (used for) investing activities                         (122,086)           21,860
                                                                                  --------          --------

Cash flows from financing activities:
        Repayments of long-term debt                                                (9,589)          (13,841)
        Net borrowings on bank credit facilities                                    58,400            70,800
        Net advances to affiliates                                                 (13,223)           (3,578)
        Restricted cash                                                              1,000            (3,000)
        Debt financing costs                                                           (18)           (8,574)
        Net contributions by Parent                                                 98,038           123,550
        Other                                                                          (91)             (542)
                                                                                  --------          --------

     Net cash provided by financing activities                                     134,517           164,815
                                                                                  --------          --------

Net increase (decrease) in cash and cash equivalents                                (4,868)          140,276
Cash and cash equivalents, beginning of year                                        22,707            21,351
                                                                                  --------          --------

Cash and cash equivalents, end of period                                           $17,839          $161,627
                                                                                  ========          ========



             See accompanying notes to combined financial statements

                         PEGASUS MEDIA & COMMUNICATIONS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. The Company

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct wholly owned subsidiary of Pegasus Communications Corporation ("PCC" or the "Parent"). Pegasus' significant operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT") and Pegasus Satellite Television, Inc. ("PST").

         Pegasus' subsidiaries provide direct broadcast satellite television ("DBS") services to customers in various rural areas of the United States and own and/or program broadcast television ("Broadcast" or "TV") stations. Discontinued operations on the statements of operations and comprehensive loss represent the Company's cable operations, which were sold on September 15, 2000 (see Note 8).

         In January 2000, Digital Television Services, Inc. ("DTS"), formerly a direct subsidiary of PCC, was merged with and into a subsidiary of Pegasus.

2. Basis of Presentation

         The accompanying unaudited combined financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 1999 were derived from the audited balance sheet as of that date. For further information, refer to the combined financial statements and footnotes thereto included in Pegasus' Annual Report on Form 10-K for the year ended December 31, 1999.

         The financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis combined with the accounts of Pegasus Development Corporation ("PDC"). PDC, a subsidiary of PCC, provided capital for various satellite initiatives, such as subscriber acquisition costs. The accounts of PDC have been included in the accompanying combined financial statements since the satellite initiatives are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows. All intercompany transactions and balances have been eliminated. The balance sheet and statement of cash flows are presented on a condensed basis. Certain amounts for 1999 have been reclassified for comparative purposes.

         Development costs on the statements of operations and comprehensive loss represent the combined expenses of other corporate initiatives that are in their infancy of development. Most of these initiatives are presently being sponsored by PDC. The operations of each initiative will be separately presented on the statements of operations and comprehensive loss when they are determined to be of a material continuing nature.

         In May 2000, PCC completed a two-for-one stock split of its outstanding Class A and Class B common stock in the form of a stock dividend. All references to PCC's shares and options to purchase these shares reflect the effects of the stock split.

3. Investment in Affiliates

         In January 2000, PDC made an investment of approximately $112.0 million in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, that is accounted for by the equity method. The investment consisted of $14.4 million in cash, 400,000 shares of PCC's Class A common stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of PCC's Class A common stock at an exercise price of $45.00 per share and with a term of ten years. These warrants at the time of their issuance were estimated to have a fair value of $78.8 million. A subsidiary of PMC granted to PDC an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Through September 30, 2000, PDC's equity in the losses of PMC was not material.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

4. Relationship with Affiliate

         On May 5, 2000, PCC acquired Golden Sky Holdings, Inc. ("GSH") along with its indirect wholly owned principal operating subsidiary Golden Sky Systems, Inc. ("GSS"). GSH is a direct wholly owned subsidiary of PCC. GSS provides DBS services to subscribers in rural areas of 24 states. The Company, through PST, provides management of and sales and administrative support functions to GSS. Operational costs are allocated by the Company to GSS based on a proportion of GSS' number of subscribers to the combined number of subscribers of the Company and GSS. The Company owns and manages the inventory for both, and supplies inventory to GSS to satisfy specific subscriber demands. The Company performs most cash management functions for GSS, including accounts payable. The cost of services provided and incurred by the Company for or on behalf of GSS is charged to GSS. Balances due to or from the Company and GSS are settled in cash periodically.

5. Long-Term Debt

         In January 2000, Pegasus amended and restated its credit facility, consisting of a $225.0 million senior revolving credit facility that expires in 2004, a $275.0 million senior term credit facility that expires in 2005 and an uncommitted facility for an additional $200.0 million through June 30, 2001 (collectively, the "New Credit Facility"). The New Credit Facility is collateralized by substantially all of the assets of Pegasus and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. With the closing of the New Credit Facility, the Company borrowed $275.0 million under the term loan facility and used a portion of the proceeds to pay off balances aggregating $221.5 million outstanding under its prior credit facility and a credit facility of DTS. These other credit facilities along with their related commitments and a letter of credit facility were then terminated. At September 30, 2000, $275.0 million was outstanding under the term loan facility, with $38.2 million of stand-by letters of credit issued thereunder.

6. Other Stockholder's Equity

         The increase in other stockholder's equity principally represents capital contributions provided by PCC. This capital was in the form of PCC equity issued in acquisitions made by the Company amounting to $187.1 million, the contributions of DTS to the Company of $171.9 million and cash provided for working capital needs of the Company of $138.1 million.

7. Acquisitions

         During the nine months ended September 30, 2000, the Company completed 16 acquisitions of independent providers of DIRECTV(R) ("DIRECTV"). These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration paid by the Company for these acquisitions of $194.5 million consisted of cash of $95.6 million, 873,184 shares of PCC's Class A common stock (amounting to $39.7 million), 22,500 shares of PCC's Series D preferred stock (amounting to $22.5 million), 10,000 shares of PCC's Series E preferred stock (amounting to $10.0 million), warrants to purchase 3,000 shares of the Class A common stock (amounting to $166,000), a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $1.8 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition.

         The following unaudited pro forma financial information presents the Company's consolidated results of operations as if the above noted acquisitions had occurred at the beginning of the periods presented. This unaudited pro forma financial information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions occurred on the dates indicated nor results that may occur in the future.

                               (In thousands)                            Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                1999         2000
                                                                                ----         ----
                                                                                  (unaudited)
Net revenues .............................................................   $168,204     $347,275
                                                                             ========     ========

Loss before extraordinary items...........................................    (54,157)     (51,151)
                                                                             ========     ========

Net loss..................................................................    (54,157)     (60,431)
                                                                             ========     ========

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

8. Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent the Company's cable operations located in Puerto Rico. The measurement date for accounting for the cable operations as discontinued was December 31, 1999. Since net income from and a gain on the sale of the operations was expected, net income and gain after the measurement date were recognized when earned. Revenues of the Puerto Rico cable operations for the three and nine months ended September 30, 2000 and 1999 were $5.4 million and $18.1 million, respectively, and $6.2 million and $14.9 million, respectively. No income taxes were allocated to discontinued operations because of the Company's net operating loss carryforward position.

         On September 15, 2000, the Company sold to an unrelated third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million cash. Cash proceeds received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $164.5 million. The after tax gain on the sale was $59.4 million. The net amount of assets and liabilities associated with the sale was $80.5 million and $1.2 million, respectively. The net assets primarily consisted of net property, plant and equipment of $19.1 million and net intangibles associated with prior acquisitions amounting to $60.9 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company. Taxes recognized on the gain from the sale of $28.0 million are for Puerto Rico capital gains and withholding taxes and are currently payable.

9. Extraordinary Loss from Extinguishment of Debt

         In connection with the outstanding borrowings paid off in January 2000 with the proceeds of the New Credit Facility, unamortized balances of deferred financing costs in the amount of $9.3 million associated with the borrowings paid off were written off. No income taxes were allocated to this loss because of the Company's net operating loss carryforward position.

10. Sale and Leaseback of Tower Assets and Related Accounting

         On July 17, 2000, the Company jointly with a subsidiary of PCC sold 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. Of the 11 towers sold, eight belonged to the Company. The sale closing date value of the buyer's common stock allocated to the Company based on the relative fair value of the towers sold was $36.4 million, and the book value of the assets sold was $2.2 million. Coincident with the sale of the towers, the Company leased back from the buyer its eight towers sold. The lease has an initial term of 10 years with five successive 10-year renewal periods at the option of the Company. Aggregate minimum lease payments in each of the next five fiscal years and in total over the remaining initial lease term are: $683,000 in 2001; $711,000 in 2002; $739,000 in 2003; $769,000
in 2004; $799,000 in 2005; and $4.1 million in total thereafter. The Company's receipt of the buyer's common stock represents a continuing involvement by the Company in the towers sold and leased back. Accordingly, the sale and leaseback of these towers is accounted for as a financing. As a result, the Company recorded a finance obligation in the amount of $36.1 million, which in essence represents a deferral of the net gain and related costs of the sale that might be otherwise recognized on the date of sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. Because of the amount of the finance obligation relative to the amount of the payments, the Company expects that all future payments will be applied to interest expense. The eight towers and related assets remain on the Company's records and continue to be depreciated by the Company as long as the financing method applies. The accounting as a financing of the eight towers sold and leased back will continue as long as the Company's continuing involvement in the towers, as represented by the Company's ownership of the buyer's common stock, remains.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Sale and Leaseback of Tower Assets and Related Accounting (continued)

         The stock received by the Company in the towers sale is accounted for as an investment in marketable securities available for sale. Accordingly, unrealized gain or loss on the investment is recorded as a component of the Company's stockholders' equity. Other comprehensive loss on the statements of operations and comprehensive loss reflects the unrealized loss on this investment amounting to $11.7 million at September 30, 2000.

         The Company has an agreement with the buyer of the tower assets in which the buyer will build future towers for the Company when needed as determined by the Company.

11. Income Taxes

         The Company is in a net operating loss carryforward position for income tax purposes. The tax benefit recognized represents the reversal of deferred tax liabilities recognized in acquisitions.

12. Industry Segments

         At September 30, 2000, the Company's two reportable segments were DBS and Broadcast. Information on each of these segments' revenue and measure of profit or loss is as presented on the statements of operations and comprehensive loss. Each segment derived its revenues from external customers for each period presented therein. Identifiable total assets for DBS increased from December 31, 1999 by $169.7 million to $871.6 million at September 30, 2000. This increase was principally due to additional DBS rights obtained in acquisitions completed during 2000 and the assets of DTS obtained in the merger with DTS. Broadcast's identifiable total assets increased from December 31, 1999 by $28.5 million to $98.8 million at September 30, 2000 principally due to the current fair market value of the common stock received in the sale and leaseback of the tower assets.

13. Supplemental Cash Flow Information

         Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   1999               2000
                                                                                   ----               ----

Barter revenue and related expense............................................    $5,657            $ 5,377
Marketable securities received in sale of tower assets........................       -               36,427
Customer conversion costs and costs of related equipment......................       -               13,680
Acquisition of program rights and assumption of related program payables......     6,072              3,427
Capital contribution and related acquisition of intangibles...................     1,364             78,141
Capital contribution and related investment in affiliates.....................       -               97,555
Notes payable and related acquisition of intangibles..........................     4,690                515
Deferred taxes, net and related acquisition of intangibles....................        29             27,985

14. Commitments and Contingent Liabilities

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the operations, liquidity, cash flows or financial position of the Company.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

14. Commitments and Contingent Liabilities (continued)

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

         On September 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

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

         On January 10, 2000, the Company and GSS filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and GSS. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and GSS later withdrew the class action allegations previously filed to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of the Company's claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the combined operations, liquidity, cash flows or financial position of the Company.

15. New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, becomes effective for the Company starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, the Company's use of derivative instruments is confined to two interest rate swap and two interest rate cap instruments. These instruments were entered into in connection with the Company's credit facility. The Company does not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. The Company believes that it does not possess any derivative instruments that may be embedded in other contracts or agreements. The Company continues to analyze SFAS 133 for any material impacts of its adoption that it is not presently aware of. Because of the limited number and use of derivative instruments that the Company has and the relatively minor notional amounts associated with these instruments, the Company believes at the present time that the accounting for its derivative instruments under SFAS 133 will not have a material impact on the Company.

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

15. New Accounting Pronouncements (continued)

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000. The Company believes that the adoption of SAB 101 will not have a material impact.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The Company is still analyzing the requirements of this statement and does not fully know whether or not the impact of this statement will be material. At the present time, the Company is not involved with any securitization transactions.

16. Subsidiary Guarantees

         Pegasus' 12.5% Series B Notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the 100% owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc., Pegasus Satellite Development Corporation and Pegasus Cable Television of Connecticut, Inc., all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the 12.5% Series B Notes ("Non-guarantor Subsidiaries"). Due to these subsidiaries not being guarantors of the 12.5% Series B Notes, the following condensed combining financial statements have been provided. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Subsidiary Guarantees (continued)

Condensed Combined Balance Sheets
(in thousands)

                                                Guarantor           Non-guarantor                                      Pegasus
As of September 30, 2000                       Subsidiaries          Subsidiaries    Pegasus       Eliminations        Subtotal
                                               ------------          ------------    -------       ------------        --------
Assets:
Cash and cash equivalents                          $11,395               $180        $149,847                            $161,422
Accounts receivable, net                            36,807                                                                 36,807
Other current assets                                39,632                                  3                              39,635
                                                 --------------------------------------------------------------------------------
  Total current assets                              87,834                180         149,850                 -           237,864

Property and equipment, net                         37,232                                                                 37,232
Intangible assets, net                             817,025                                156                             817,181
Other assets                                        41,500                             33,834                              75,334
Investment in subsidiaries and affiliates                              71,042         781,696         ($852,738)                -
                                                 --------------------------------------------------------------------------------
  Total assets                                    $983,591            $71,222        $965,536         ($852,738)       $1,167,611
                                                 ================================================================================

Liabilities and total equity:
Current portion of long-term debt                  $11,257                                                                $11,257
Accounts payable                                     3,036                                                                  3,036
Other current liabilities                          124,106                             $3,507           ($3,507)          124,106
                                                 --------------------------------------------------------------------------------
  Total current liabilities                        138,399                  -           3,507            (3,507)          138,399
Long-term debt                                   1,127,105               $314          83,076          (849,231)          361,264
Other liabilities                                  135,109            (11,975)         20,213                             143,347
                                                 --------------------------------------------------------------------------------
 Total liabilities                               1,400,613            (11,661)        106,796          (852,738)          643,010
Total equity (deficit)                            (417,022)            82,883         858,740                             524,601
                                                 --------------------------------------------------------------------------------
  Total liabilities and equity                    $983,591            $71,222        $965,536         ($852,738)       $1,167,611
                                                 ================================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                          $15,085               $494          $5,756                             $21,335
Accounts receivable, net                            21,993                                                                 21,993
Other current assets                                19,469                                                                 19,469
                                                 --------------------------------------------------------------------------------
  Total current assets                              56,547                494           5,756                 -            62,797

Property and equipment, net                         37,833                                                                 37,833
Intangible assets, net                             438,212              2,440           3,083                             443,735
Other assets                                        34,343                              6,452                              40,795
Investment in subsidiaries and affiliates                                             353,828         ($353,828)                -
                                                 --------------------------------------------------------------------------------
  Total assets                                    $566,935             $2,934        $369,119         ($353,828)         $585,160
                                                 ================================================================================

Liabilities and total equity:
Current portion of long-term debt                  $11,091                                                                $11,091
Accounts payable                                     7,963                                                                  7,963
Other current liabilities                           53,550                             $5,690           ($5,690)           53,550
                                                 --------------------------------------------------------------------------------
  Total current liabilities                         72,604                  -           5,690            (5,690)           72,604
Long-term debt                                     500,681               $314          82,776          (348,138)          235,633
Other liabilities                                   36,627             (8,478)         11,460                              39,609
                                                 --------------------------------------------------------------------------------
 Total liabilities                                 609,912             (8,164)         99,926          (353,828)          347,846
Minority interest                                    3,000                                                                  3,000
Total equity (deficit)                             (45,977)            11,098         269,193                             234,314
                                                 --------------------------------------------------------------------------------
  Total liabilities and equity                    $566,935             $2,934        $369,119         ($353,828)         $585,160
                                                 ================================================================================

                                                   Pegasus
                                                 Development
As of September 30, 2000                         Corporation       Eliminations      Totals
                                                 -----------       ------------      ------
Assets:
Cash and cash equivalents                            $205                            $161,627
Accounts receivable, net                           (4,742)                             32,065
Other current assets                                3,195                              42,830
                                                 --------------------------------------------
  Total current assets                             (1,342)                -           236,522

Property and equipment, net                           996                              38,228
Intangible assets, net                              6,201                             823,382
Other assets                                          900                              76,234
Investment in subsidiaries and affiliates         116,399                             116,399
                                                 --------------------------------------------
  Total assets                                   $123,154                 -        $1,290,765
                                                 ============================================

Liabilities and total equity:
Current portion of long-term debt                                                     $11,257
Accounts payable                                     $145                               3,181
Other current liabilities                             280                             124,386
                                                 --------------------------------------------
  Total current liabilities                           425                 -           138,824
Long-term debt                                                                        361,264
Other liabilities                                                                     143,347
                                                 --------------------------------------------
 Total liabilities                                    425                 -           643,435
Total equity (deficit)                            122,729                             647,330
                                                 --------------------------------------------
  Total liabilities and equity                   $123,154                 -        $1,290,765
                                                 ============================================

As of December 31, 1999
Assets:
Cash and cash equivalents                             $16                             $21,351
Accounts receivable, net                            2,649                              24,642
Other current assets                                   69                              19,538
                                                 --------------------------------------------
  Total current assets                              2,734                 -            65,531

Property and equipment, net                             8                              37,841
Intangible assets, net                                539                             444,274
Other assets                                          425                              41,220
Investment in subsidiaries and affiliates           4,598                               4,598
                                                 --------------------------------------------
  Total assets                                     $8,304                 -          $593,464
                                                 ============================================

Liabilities and total equity:
Current portion of long-term debt                                                     $11,091
Accounts payable                                      $82                               8,045
Other current liabilities                              10                              53,560
                                                 --------------------------------------------
  Total current liabilities                            92                 -            72,696
Long-term debt                                                                        235,633
Other liabilities                                                                      39,609
                                                 --------------------------------------------
 Total liabilities                                     92                 -           347,938
Minority interest                                                                       3,000
Total equity (deficit)                              8,212                             242,526
                                                 --------------------------------------------
  Total liabilities and equity                     $8,304                 -          $593,464
                                                 ============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Operations and Comprehensive Loss For the Nine Months ended September 30, 2000
(in thousands)


                                             Guarantor         Non-guarantor                                         Pegasus
                                            Subsidiaries       Subsidiaries        Pegasus        Eliminations       Subtotal
                                            ------------       ------------        -------        ------------       --------
Total revenue                                 $340,813            $3,217                           ($3,217)         $340,813
Total operating expenses                       335,875            94,743              $72           (3,217)          427,473
                                             -------------------------------------------------------------------------------

Income (loss) from operations                    4,938           (91,526)             (72)               -           (86,660)

Interest expense                                 9,593                             31,751           (7,774)           33,570
Other                                             (513)                              (354)                              (867)
                                             -------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                           (4,142)          (91,526)         (31,469)           7,774          (119,363)
Provision for income taxes                                                         (9,271)                            (9,271)
Discontinued operations                         60,631               (31)                                             60,600
                                             -------------------------------------------------------------------------------
Income (loss) before extraordinary item         56,489           (91,557)         (22,198)           7,774           (49,492)
Extraordinary loss on extinguishment of debt    (6,841)                            (2,439)                            (9,280)
                                             -------------------------------------------------------------------------------
Net income (loss)                               49,648           (91,557)         (24,637)           7,774           (58,772)
Other comprehensive loss                       (11,670)                                                              (11,670)
                                             -------------------------------------------------------------------------------
Comprehensive income (loss)                    $37,978          ($91,557)        ($24,637)          $7,774          ($70,442)
                                             ===============================================================================


                                                    Pegasus
                                                   Development
                                                   Corporation   Eliminations      Totals
                                                   -----------   ------------      ------


Total revenue                                                                      $340,813
Total operating expenses                           $2,403                           429,876
                                                  -----------------------------------------

Income (loss) from operations                      (2,403)               -          (89,063)

Interest expense                                                                     33,570
Other                                                 314                              (553)
                                                  -----------------------------------------
Income (loss) from continuing operations
  before income taxes                              (2,717)               -         (122,080)
Provision for income taxes                                                           (9,271)
Discontinued operations                                                              60,600
                                                  -----------------------------------------
Income (loss) before extraordinary item            (2,717)               -          (52,209)
Extraordinary loss on extinguishment of debt                                         (9,280)
                                                  -----------------------------------------
Net income (loss)                                  (2,717)               -          (61,489)
Other comprehensive loss                                                            (11,670)
                                                  -----------------------------------------
Comprehensive income (loss)                       ($2,717)               -         ($73,159)
                                                  =========================================

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1999
(in thousands)

                                            Guarantor         Non-guarantor                                        Pegasus
                                          Subsidiaries        Subsidiaries        Pegasus        Eliminations      Subtotal
                                          ------------        ------------        -------        ------------      --------
Total revenue                                $145,297            $2,021                           ($2,054)         $145,264
Total operating expenses                      143,488            54,799             $522           (2,054)          196,755
                                          ---------------------------------------------------------------------------------

Income (loss) from operations                   1,809           (52,778)            (522)                           (51,491)

Interest expense                                8,424                             11,466           (7,737)           12,153
Other                                            (454)                               207                               (247)
                                          ---------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                          (6,161)          (52,778)         (12,195)           7,737           (63,397)
Provision for income taxes                        406                                                                   406
Discontinued operations                         1,397               (22)                                              1,375
                                          ---------------------------------------------------------------------------------
Net income (loss)                             ($5,170)         ($52,800)        ($12,195)          $7,737          ($62,428)
                                          =================================================================================

                                                Pegasus
                                              Development
                                              Corporation      Eliminations      Totals
                                              -----------      ------------      ------
Total revenue                                                                   $145,264
Total operating expenses                            $3                           196,758
                                             -------------------------------------------

Income (loss) from operations                       (3)               -          (51,494)

Interest expense                                                                  12,153
Other                                               76                              (171)
                                             -------------------------------------------
Income (loss) from continuing operations
  before income taxes                              (79)               -          (63,476)
Provision for income taxes                                                           406
Discontinued operations                                                            1,375
                                             -------------------------------------------
Net income (loss)                                 ($79)               -         ($62,507)
                                             ===========================================

                                       15

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 2000
(in thousands)

                                                        Guarantor     Non-guarantor                                  Pegasus
                                                       Subsidiaries   Subsidiaries    Pegasus      Eliminations      Subtotal
                                                       ------------   ------------    -------      ------------      --------
Cash flows from operating activities:
Net cash provided by (used for) operating activities     $58,457       ($89,117)      ($17,713)                      ($48,373)
                                                       ----------------------------------------------------------------------

Cash flows from investing activities:
   Acquisitions                                          (95,643)                                                     (95,643)
   Capital expenditures                                  (21,280)                                                     (21,280)
   Purchase of intangible assets                          (9,107)                        2,873                         (6,234)
   Other                                                 719,289                      (455,253)                       264,036
                                                       ----------------------------------------------------------------------
Net cash provided by (used for) investing activities     593,259              -       (452,380)              -        140,879

Cash flows from financing activities:
   Net proceeds from debt                                 70,800                                                       70,800
   Other                                                (726,206)        88,803        614,184                        (23,219)
                                                       ----------------------------------------------------------------------
Net cash provided by (used for) financing activities    (655,406)        88,803        614,184               -         47,581

Net increase (decrease) in cash and cash equivalents      (3,690)          (314)       144,091                        140,087
Cash and cash equivalents, beginning of year              15,085            494          5,756                         21,335

                                                       ----------------------------------------------------------------------
Cash and cash equivalents, end of period                 $11,395           $180       $149,847               -       $161,422
                                                       ======================================================================


                                                          Pegasus
                                                        Development
                                                        Corporation    Eliminations       Totals
                                                        -----------    ------------       ------
Cash flows from operating activities:
Net cash provided by (used for) operating activities        $1,974                       ($46,399)
                                                       ------------------------------------------

Cash flows from investing activities:
   Acquisitions                                                                           (95,643)
   Capital expenditures                                       (988)                       (22,268)
   Purchase of intangible assets                            (5,755)                       (11,989)
   Other                                                  (112,276)                       151,760
                                                       ------------------------------------------
Net cash provided by (used for) investing activities      (119,019)             -          21,860

Cash flows from financing activities:
   Net proceeds from debt                                                                  70,800
   Other                                                   117,234                         94,015
                                                       ------------------------------------------
Net cash provided by (used for) financing activities       117,234              -         164,815

Net increase (decrease) in cash and cash equivalents           189                        140,276
Cash and cash equivalents, beginning of year                    16                         21,351

                                                       ------------------------------------------
Cash and cash equivalents, end of period                      $205              -        $161,627
                                                       ==========================================

                               16

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

16.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 1999
(in thousands)

                                                         Guarantor      Non-guarantor                                     Pegasus
                                                        Subsidiaries    Subsidiaries       Pegasus      Eliminations      Subtotal
                                                        ------------    ------------       -------      ------------      --------
Cash flows from operating activities:
Net cash provided by (used for) operating activities      $42,445          ($52,652)       ($7,268)                      ($17,475)
                                                        -------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                          (104,064)                                                       (104,064)
   Capital expenditures                                    (8,952)                                                         (8,952)
   Purchase of intangible assets                           (1,769)                             (33)                        (1,802)
   Other                                                   51,604                          (53,755)                        (2,151)
                                                        -------------------------------------------------------------------------
Net cash provided by (used for) investing activities      (63,181)                -        (53,788)              -       (116,969)

Cash flows from financing activities:
   Net proceeds from debt                                  48,720                                                          48,720
   Other                                                  (25,250)           50,039         56,179                         80,968
                                                        -------------------------------------------------------------------------
Net cash provided by (used for) financing activities       23,470            50,039         56,179               -        129,688

Net increase (decrease) in cash and cash equivalents        2,734            (2,613)        (4,877)                        (4,756)
Cash and cash equivalents, beginning of year               14,143             3,092          5,318                         22,553

                                                        -------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $16,877              $479           $441               -        $17,797
                                                        =========================================================================



                                                           Pegasus
                                                          Development
                                                          Corporation    Eliminations      Totals
                                                          -----------    ------------      ------
Cash flows from operating activities:
Net cash provided by (used for) operating activities           $176                       ($17,299)
                                                        ------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                                           (104,064)
   Capital expenditures                                           2                         (8,950)
   Purchase of intangible assets                               (290)                        (2,092)
   Other                                                     (4,829)                        (6,980)
                                                        ------------------------------------------
Net cash provided by (used for) investing activities         (5,117)             -        (122,086)

Cash flows from financing activities:
   Net proceeds from debt                                                                   48,720
   Other                                                      4,829                         85,797
                                                        ------------------------------------------
Net cash provided by (used for) financing activities          4,829              -         134,517

Net increase (decrease) in cash and cash equivalents           (112)                        (4,868)
Cash and cash equivalents, beginning of year                    154                         22,707

                                                        ------------------------------------------
Cash and cash equivalents, end of period                        $42              -         $17,839
                                                        ==========================================

                                       17

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by us and our parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes which are included on pages 4-17 herein.

Significant Developments during 2000

         In January 2000, we amended and restated our credit facility, consisting of a $225.0 million senior revolving credit facility that expires in 2004, a $275.0 million senior term credit facility that expires in 2005 and an uncommitted facility for an additional $200.0 million through June 30, 2001. With the closing of the new credit facility, we borrowed $275.0 million under the term loan facility and used a portion of the proceeds to pay off balances aggregating $221.5 million outstanding under other credit facilities.

         Also in January 2000, Digital Television Services, Inc., formerly a direct subsidiary of our parent company, was merged with and into one of our subsidiaries. At December 31, 1999, DTS had subscribers of 264,600, DIRECTV distribution rights to 1.8 million households, and net assets of approximately $172.0 million. Revenues for 1999 were $112.7 million.

         During the nine months ended September 30, 2000, we completed 16 acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration we paid for these acquisitions of $194.5 million consisted of cash of $95.6 million, 873,184 shares of our parent's Class A common stock (amounting to $39.7 million), 22,500 shares of our parent's Series D preferred stock (amounting to $22.5 million), 10,000 shares of our parent's Series E preferred stock (amounting to $10.0 million), warrants to purchase 3,000 shares of the Class A common stock (amounting to $166,000), a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $1.8 million in assumed net liabilities. Substantially all of the total consideration for these acquisitions was allocated to DBS rights.

         On July 17, 2000, we jointly with a subsidiary of Pegasus Communications Corporation sold 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. Of the 11 towers sold, eight belonged to us. The sale closing date value of the buyer's common stock allocated to us based on the relative fair value of the towers sold was $36.4 million, and the book value of the assets sold was $2.2 million. Coincident with the sale of the towers, we leased back from the buyer the eight towers we sold. The aggregate minimum lease payments in each of the next five fiscal years and in total over the remaining initial lease term are: $683,000 in 2001; $711,000 in 2002; $739,000 in 2003; $769,000 in 2004; $799,000 in 2005;
and $4.1 million in total thereafter. Our receipt of the buyer's common stock and resultant ownership interest in the buyer represents a continuing involvement by us in the tower assets sold and leased back. As a result, the gain that would otherwise be recognized on the sale at the date of sale is deferred as a finance obligation amounting to $36.1 million. While we continue to own the buyer's common stock, we expect that the lease payments we make on the assets leased back will be allocated to interest expense due to the amount of the finance obligation relative to the amount of the payments. We also will continue to depreciate the tower assets sold as if we still owned them while the financing method applies.

         On September 15, 2000, we sold to an unrelated third party our interests in the assets of our entire cable operations in Puerto Rico. The cash proceeds we received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $164.5 million and the after tax gain on the sale was $59.4 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company.

         On September 15, 2000, the board of directors of our parent approved a reorganization of the current corporate structure. Under the new structure, a new publicly-held parent holding company ("New PCC") will be formed and will assume the identity and capital stock structure of the existing Pegasus Communications Corporation ("Old PCC"). Debt securities held by Old PCC will remain with Old PCC. New PCC will not issue or hold any debt securities as a consequence of the reorganization. In the reorganization, Old PCC will become a direct wholly-owned subsidiary of New PCC and will be renamed Pegasus Satellite Communications, Inc. The Company is presently a subsidiary of Old PCC, and in the reorganization will be a subsidiary of Pegasus Satellite. It is anticipated that the reorganization will be accounted for as a recapitalization in which the historical basis of assets and liabilities are not changed. The reorganization is expected to become effective by the end of 2000.

Pre-marketing and Location Cash Flows

         In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less DBS marketing and selling expenses. The DBS marketing and selling expenses are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses.

         Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

General

         We are a rapidly growing company that is highly leveraged. We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation. We are likely to continue to report losses for the foreseeable future due to these two items.

         At the present, our principal operations are based on the distribution of DBS services from DIRECTV. We are currently involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. Refer herein to Note 14 of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings under
Part II for a more descriptive account of the litigation.

Results of Operations

         In this section, amounts specified are for the nine months ended September 30, 2000, and the changes to these amounts are with respect to the corresponding nine months ended September 30, 1999, unless indicated otherwise.

Comparison of Nine Months Ended September 30, 2000 and 1999

DBS Business

         Revenues increased $195.9 million to $314.8 million. This increase was primarily due to the incremental impacts of acquisitions we made over the last 12 months and the merger of Digital Television Services into us. During the 12 months ended September 30, 2000, through acquisitions we obtained 88,500 subscribers and the exclusive DIRECTV distribution rights to approximately 680,500 households in rural areas of the United States. Additionally, we added 192,400 subscribers during the last 12 months through internal growth. The DTS merger added 264,600 subscribers and 1.8 million households. At September 30, 2000, we had exclusive DIRECTV distribution rights to 5.5 million households and 937,600 subscribers compared to 3.1 million households and 392,100 subscribers at September 30, 1999. Our subscriber penetration within territories in which we have exclusive DIRECTV distribution rights increased to 17.0% at September 30, 2000 from 12.7% at September 30, 1999. Average monthly revenue per subscriber was $43.63 for the nine months ended September 30, 2000 compared to $43.41 for the same period in 1999. The variance in the average monthly revenue per subscriber was due to a combination of the impacts of across the board price increases instituted in 2000 offset in part by lower contributions from pay per view and lower average revenues of subscribers obtained in acquisitions relative to our other subscribers.

         Programming, technical and general and administrative expenses increased $138.7 million to $221.1 million. This increase was due to the growth in the number of subscribers. The rate of increase of these expenses was consistent with the increased average number of subscribers for the nine months ended.

         Subscriber acquisition costs increased $39.9 million to $94.6 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and due to revisions to our commission and subsidy plans. During 2000, we revised our commission and subsidy plans to be more competitive. In the third quarter of 2000, we also expanded our commission plans to include large, national dealers affiliated with DIRECTV to whom commissions previously were paid directly by DIRECTV. Subscriber acquisition costs per gross subscriber addition based on subscribers added through internal growth was $387 for 244,300 subscribers added for the nine months ended September 30, 2000 compared to $354 for 154,200 subscribers added for the same period in 1999.

         Depreciation and amortization increased $43.0 million to $73.6 million. This increase was primarily due to increased amortization of DBS rights as a result of additional DBS rights incurred in acquisitions over the 12 months ended September 30, 2000 amounting to $206.0 million. Also adding to these increased expenses is depreciation of DBS equipment that is rented to subscribers. Renting units to subscribers commenced in the second quarter of 2000 with respect to our conversions of subscribers of a former DBS provider into our subscribers. These converted subscribers had rented their equipment from the former DBS provider, and we have added this service as a convenience to these subscribers. Rented equipment capitalized during the nine months ended was $8.4 million. Rental units are depreciated over a three-year period. We expect that rental units and related depreciation will increase as more of our subscribers choose a rental alternative.

         Pre-marketing cash flow was $93.6 million compared to $36.4 million for the same period in 1999. Location cash flow was $(960,000) compared to $(18.2) million for the same period in 1999.

Broadcast Business

         Revenues decreased $363,000 to $26.0 million. Reduced ratings this year for our affiliated Fox network stations combined with lower television advertising in general in 2000 contributed to this decrease. Also, contributing to the decrease is that 1999 included revenues related to the National Football League's Super Bowl held in January 1999 that was carried by the Fox network. Despite strong revenues of our other affiliated stations, we expect overall that revenues for the fourth quarter and year 2000 will be lower relative to the prior year.

         Programming, technical, and general and administrative expenses increased $2.3 million to $18.2 million. This increase principally reflects increased amortization of additional programming costs incurred and fees charged by the Fox network that commenced in July 1999. The additional programming costs were incurred in the purchase of new and additional programming, some of which were for premier shows that have a higher programming premium associated with them.

         Marketing and selling expenses increased $1.1 million to $5.5 million. This increase was primarily due to increased promotional costs associated with the launch of new stations and news programs.

         Location cash flow was $2.3 million compared to $6.0 million for the same period in 1999.

Other Statements of Operations and Comprehensive Loss Items

         Corporate expenses increased $4.9 million to $8.0 million. This increase reflects growth in the corporate infrastructure in support of the overall growth in business experienced by us.

         Development costs of $2.3 million represent the combined expenses of corporate initiatives that are in their infancy of development and not yet of a material, continuing nature. Most of these initiatives are presently being sponsored by Pegasus Development Corporation.

         Other expenses, net from continuing operations increased $578,000 to $828,000. This increase principally reflects expenses associated with our ongoing litigation with DIRECTV.

         Interest expense increased $21.4 million to $33.6 million. This increase was due to additional borrowings outstanding and higher rates of interest incurred during the period. Variable rate borrowings under credit facilities we maintain increased from September 30, 1999 by $189.1 million to $275.0 million at September 30, 2000 as a result of net additional amounts borrowed when the credit facility was amended in January 2000. The weighted average amount of principal and interest rates outstanding associated with outstanding variable rate debt was $268.9 million at 9.86%, respectively, compared to $38.3 million at 7.28%, respectively, for the prior year.

         We are in a net operating loss carryforward position for income tax purposes. The tax benefit recognized represents the reversal of deferred tax liabilities recognized in acquisitions.

         Within discontinued operations, a gain of $59.4 million, net of taxes of $28.0 million, was recognized on the sale of our Puerto Rico cable operations. The taxes recognized on the gain relate to Puerto Rico capital gain and withholding taxes and are currently payable.

         An extraordinary loss from the extinguishment of debt in the amount of $9.3 million was recognized which reflects the write-off of unamortized balances of deferred financing costs connected with our debt that was refinanced when our credit facility was amended in January 2000. No income taxes were allocated to the loss because of our net operating loss carryforward position.

         Other comprehensive loss represents the unrealized loss on the common stock we obtained in the sale and leaseback of our tower assets.

         In compliance with the indenture governing our 12.5% Series B Notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a combined basis. Under the governing indenture, adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is a recognized measure of performance within the industries we operate. This data is also used by analysts who report publicly on the performance of companies operating in the industries within which we operate. Including in the calculation the effects of DBS acquisitions completed in the third quarter of 2000, as if these acquisitions had occrued on October 1, 1999, and the merger of Digital Television Services, pro forma adjusted operating cash flow would have been as follows:

                                                                                                Four Quarters Ended
                                                                                                September 30, 2000
                                                                                              ----------------------
                                  (in thousands)
Revenues...............................................................................              $462,190
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................               326,385
                                                                                                     --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................               135,805
Corporate expenses.....................................................................                 8,212
                                                                                                     --------
Adjusted operating cash flow...........................................................              $127,593
                                                                                                     ========

Seasonality

         Our revenues vary throughout the year. As is typical in the broadcast television industry, our first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, becomes effective for us starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, our use of derivative instruments is confined to two interest rate swap and two interest rate cap instruments. These instruments were entered into in connection with our credit facility. We do not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. At the present time, we believe that we do not possess any derivative instruments that may be embedded in other contracts or agreements. We continue to analyze SFAS 133 for any material impacts of its adoption that we are not presently aware of. Because of the limited number and use of derivative instruments that we have and the relatively minor notional amounts associated with these instruments, we believe at the present time that the accounting for our derivative instruments under SFAS 133 will not have a material impact on us.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. We will adopt SAB 101 in the fourth quarter of 2000. We believe that our adoption of SAB 101 will not have a material impact.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. We are still analyzing the requirements of this statement and we do not fully know whether or not the impact of this statement will be material. At the present time, we are not involved with any securitization transactions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation:

         We hereby incorporate by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 8 and 9 of our Annual Report on Form 10-K filed with the SEC on March 27, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky later withdrew the class action allegations we previously filed to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

         Other Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our operations, cash flows or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27.1           Financial Data Schedule.


(b)  Reports on Form 8-K

         On September 29, 2000, we filed a Current Report on Form 8-K dated September 15, 2000 reporting under Item 2 the sale of our Puerto Rico cable operations that included an unaudited pro forma condensed combined balance sheet as of June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pegasus Media & Communications, Inc.



     November 14, 2000         By: /s/ M. Kasin Smith
---------------------------        -----------------------
Date                               M. Kasin Smith
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)