Form 10-K405
period 2000-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-04-12
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2000
                                             -----------------

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

c/o Pegasus Communications Management Company
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

Number of shares of each class of the registrant's common stock outstanding as of March 31, 2001:

                  Class A, Common Stock, $0.01 par value                161,500
                  Class B, Common Stock, $0.01 par value                  8,500

The Registrant is a wholly owned subsidiary of Pegasus Communications Corporation. None of the Registrant's common stock is owned by non-affiliates of the Registrant.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format authorized by General Instruction I.

                                TABLE OF CONTENTS

                                                 PART I
                                                 ------
ITEM 1.  BUSINESS............................................................................................... 1
ITEM 2.  PROPERTIES............................................................................................. 6
ITEM 3.  LEGAL PROCEEDINGS...................................................................................... 7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................... 9

                                                 PART II
                                                 -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................. 9
ITEM 6.  SELECTED FINANCIAL DATA................................................................................ 9
ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS...........................................10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................16

                                                 PART III
                                                 --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................16
ITEM 11. EXECUTIVE COMPENSATION.................................................................................16
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................17
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................17

                                                 PART IV
                                                 -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................17

                                     PART I

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include risks described in this Report including the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 1.  BUSINESS

General

         Pegasus Media & Communications, Inc. is:

         o A wholly-owned subsidiary of Pegasus Satellite Communications, Inc. (formerly known as Pegasus Communications Corporation) and is an indirect subsidiary of Pegasus Communications Corporation;

         o An independent distributor of DIRECTV(R), with over 1.0 million subscribers at December 31, 2000, with the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 5.6 million rural households throughout the United States. We distribute DIRECTV through the Pegasus Satellite retail network, a network of over 3,500 independent retailers; and

         o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB.

DIRECTV

         DIRECTV is a service of Hughes Electronics Corporation, a subsidiary of General Motors Corporation. DIRECTV offers in excess of 200 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via four high-power Ku band satellites. We believe that DIRECTV's extensive line-up of pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV had 1.8 million net subscriber additions in 2000.

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

The Pegasus Satellite Retail Network

         We use Pegasus Satellite's retail network to market and distribute our services. The Pegasus Satellite retail network is a network of over 3,500 independent satellite, consumer electronics and other retailers serving rural areas. Pegasus Satellite began the development of its retail network in 1995 in order to distribute DIRECTV in its original DIRECTV exclusive territories in New England. Pegasus Satellite has expanded this network into 41 states as a result of its acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus Satellite retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus Satellite retail network has positioned us to:

         o improve the penetration of DIRECTV in DIRECTV exclusive territories that Pegasus Satellite now owns or that it may acquire from other DIRECTV rural affiliates;

         o assist DIRECTV in improving DIRECTV's direct broadcast satellite market share in rural areas outside of the DIRECTV exclusive territories held by the other DIRECTV rural affiliates; and

         o offer providers of new digital satellite services, such as digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Pegasus Satellite Rural Focus and Strategy

         We believe that direct broadcast satellite and other digital satellite services will achieve disproportionately greater consumer acceptance in rural and underserved areas than in metropolitan areas. Direct broadcast satellite services have already achieved a penetration of more than 24% in rural areas of the United States, as compared to approximately 9% in metropolitan areas.

         Our long-term goal is to become, as part of the Pegasus Satellite retail network, an integrated provider of direct broadcast satellite and other digital satellite services for rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o Continue to grow our rural subscriber base by aggressively marketing DIRECTV.

         o Continue to develop the Pegasus Satellite retail network.

         o Generate future growth by bundling additional digital satellite services with our distribution of DIRECTV services.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of direct broadcast satellite reception equipment and with USSB for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain direct broadcast satellite services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its direct broadcast satellite program acquired the rights to provide the direct broadcast satellite services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately 9 million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its direct broadcast satellite program. The agreement between Hughes (and DIRECTV as its successor) and National Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the direct broadcast satellite services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV. In addition, the participating members and affiliates are required to reimburse DIRECTV for their allocable shares of certain common expenses, such as programming, satellite-specific costs and expenses associated with the billing and authorization systems and to remit to DIRECTV a 5% fee on subscription revenues.

         DIRECTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See ITEM 3: Legal Proceedings-DIRECTV Litigation. Those disputes include the rights asserted by participating members and affiliates:

         o to provide all services offered by DIRECTV that are transmitted over 27 frequencies that the FCC has authorized for DIRECTV's use for a term running through the life of DIRECTV's satellites at the 101(degree) W orbital location;

         o   to provide certain other services over the DIRECTV satellites; and

         o to have the National Rural Telecommunications Cooperative exercise a right of first refusal to acquire comparable rights in the event that DIRECTV elects to launch successor satellites upon the removal of the DIRECTV satellites from their orbital location at the end of their lives.

         The financial terms of the right of first refusal are likely to be the subject of negotiation and we are unable to predict whether substantial additional expenditures by the National Rural Telecommunications Cooperative will be required in connection with the exercise of such right of first refusal.

         The agreements between the National Rural Telecommunications Cooperative and participating National Rural Telecommunications Cooperative members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. Our agreements with the National Rural Telecommunications Cooperative may also be terminated as follows:

         o If the agreement between DIRECTV and the National Rural Telecommunications Cooperative is terminated because of a breach by DIRECTV, the National Rural Telecommunications Cooperative may terminate its agreements with us, but the National Rural Telecommunications Cooperative will be responsible for paying to us our pro rata portion of any refunds that the National Rural Telecommunications Cooperative receives from DIRECTV.

         o If we fail to make any payment due to the National Rural Telecommunications Cooperative or otherwise breach a material obligation of our agreements with the National Rural Telecommunications Cooperative, the National Rural
              Telecommunications Cooperative may terminate our agreement with the National Rural Telecommunications Cooperative in addition to exercising other rights and remedies against us.

         o If the National Rural Telecommunications Cooperative's agreement with DIRECTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DIRECTV is obligated to continue to provide DIRECTV services to our company by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DIRECTV or under a new agreement containing substantially the same terms and conditions as National Rural Telecommunications Cooperative's agreement with DIRECTV.

         We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DIRECTV, which consents cannot be unreasonably withheld.

         The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings if the acquiring person's monthly payments to the National Rural Telecommunications Cooperative, including payments on account of the acquired territory, exceeds a specified amount. Pursuant to this policy, we have posted letters of credit of approximately $29.7 million in connection with completed direct broadcast satellite acquisitions. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

              On August 9, 2000, Pegasus Satellite agreed with DIRECTV, Inc. to provide seamless marketing and sales for DIRECTV retailers and distributors and to provide seamless customer service to all of its existing and prospective customers. Under the terms of the agreements, Pegasus Satellite and DIRECTV reimburse each other for some of the costs incurred in the activation of new customers in their respective territories. The agreements also allow Pegasus Satellite to provide customers more expansive service selection during activation and a simplified and consolidated billing process and dealers receive compensation regardless of where a customer activates service. In particular, Pegasus Satellite obtained the right to provide its customers with video services currently distributed by DIRECTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of litigation between DIRECTV and Pegasus Satellite, as well as sports programming, local TV stations and DIRECTV PARA TODOS' Spanish-language programming packages. Under the agreement, Pegasus Satellite will retain 10% to 20% of the revenues associated with these additional programming services, with the exception of DIRECTV PARA TODOS' Spanish-language programming packages, from which Pegasus Satellite will retain 80% of all revenues. Under the terms of the agreement, Pegasus Satellite will be responsible for all sales, marketing, billing, customer care, and in the case of PARA TODOS, programming costs associated with providing these services to its customers. As a subsidiary of Pegasus Satellite, our company participates in these agreements on the same terms.

Broadcast Television

         We own or operate ten TV stations affiliated with Fox, UPN, or the WB located in the Jackson, Mississippi; Chattanooga, Tennessee; Gainesville, Florida; Tallahassee, Florida; Wilkes Barre/Scranton, Pennsylvania and Portland, Maine markets. We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, UPN and the WB, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We have entered into local marketing agreements in markets where we already own a station because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has recently adopted rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, three stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to own and operate an additional station affiliated with the WB in 2001.

Recent Completed Transactions

         DBS Acquisitions. During 2000, we completed 19 acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $229.3 million consisted of net cash of $128.3 million, common and preferred stock of Pegasus Satellite in an aggregate value of $73.5 million, recognition of deferred tax liabilities of $24.4 million, $200,000 in promissory notes and $2.9 million in net liabilities of the providers acquired.

         On February 22, 2001, our parent company, Pegasus Satellite, adopted a new holding company structure. In the reorganization, all common and preferred stock of Pegasus Satellite (formerly named Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and thereby Pegasus Satellite became a direct subsidiary of the new holding company. Pegasus Development holds assets such as the intellectual property rights Pegasus Satellite licensed from Personalized Media Communications L.L.C. in January 2000 and certain pending applications filed with the FCC for satellite licenses. Neither the new holding company nor Pegasus Development Corporation or any other direct subsidiary of the new holding company that may exist in the future will be liable to pay on Pegasus Satellite's securities or be subject to the covenants and restrictions contained in its securities.

         Sale of Puerto Rico Cable. On September 15, 2000, our subsidiaries sold the assets of their entire cable systems in Puerto Rico to Centennial Puerto Rico Cable TV Corp., a subsidiary of Centennial Communications Corp., for the purchase price of $170.0 million in cash (subject to certain adjustments). At the time of sale, the Puerto Rico cable systems served approximately 57,000 subscribers and passed over approximately 170,000 homes in Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico.

         Sale of Broadcast Tower Assets. On July 17, 2000, under the terms of an agreement with SpectraSite Broadcast Group, a division of SpectraSite Holdings, Inc., we sold our interest in 11 broadcast towers to SpectraSite for approximately 1.4 million shares of SpectraSite common stock in a transaction valued at approximately $37.5 million based on the July 17, 2000 closing price per share of SpectraSite common stock of $27.313. The SpectraSite stock we received was valued at $18.2 million at December 31, 2000. Under the terms of the agreement, SpectraSite will lease back to us eight of the 11 tower facilities it purchased and will build several new digital television towers for use by Pegasus Broadcast Television, Inc. SpectraSite will also have preferential bidding rights for future tower facilities we may need.

Revision of Pegasus Satellite's Purchase Accounting of the Digital Television Services Acquisition

         In 1998, Pegasus Satellite acquired Digital Television Services, Inc. In January 2000, Pegasus Satellite contributed the net assets of Digital Television Services to us and we merged Digital Television Services into one of our subsidiaries. At year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration. As DTS was contributed to the Company in January 2000, there is no impact on reported 1998 and 1999 financial information. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The cumulative effect of the revised purchase accounting from the date that Digital Television Services was merged into us was: a reduction in the valuation allowance applied to deferred income tax assets of $43.0 million, a reduction in the amount of the purchase price allocated to DBS rights assets of $49.2 million, a reduction in the accumulated amortization of DBS rights assets of $25.3 million, a reduction in deferred income tax liabilities of $21.5 million, an increase in other assets of $10.0 million and an increase in additional paid-in capital of $2.1 million. The adjustment to additional paid-in capital relates to the cumulative effects of the purchase accounting revisions on periods that Digital Television Services was a direct subsidiary of Pegasus Satellite and that would have affected the amount of Pegasus Satellite's investment in Digital Television Services that it contributed to us. The effect of this revision in our statement of operations for 2000 was a reduction of DBS rights amortization expense of $15.4 million and an increase in income tax benefits of $33.0 million. See Note 18 of the Notes to Combined Financial Statements for more information on the effects of the purchase accounting revision and related restatements of information previously reported in 2000.

Employees

         As of December 31, 2000, we had 809 full-time and 131 part-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Bala Cynwyd, Pennsylvania.

         Our direct broadcast satellite operations are headquartered in leased space in Marlborough, Massachusetts, and we operate call centers out of leased space in Marlborough, Massachusetts and Louisville, Kentucky. In April 2001, we expect to relocate our Kansas City facility to Lenexa, Kansas. These leases expire on various dates through 2007. In connection with our TV operations, we own or lease various transmitting equipment, television stations and office space.

ITEM 3.  LEGAL PROCEEDINGS

DIRECTV Litigation

         National Rural Telecommunications Cooperative

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

         On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the National Rural Telecommunications Cooperative's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the National Rural Telecommunications Cooperative has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the National Rural Telecommunications Cooperative.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. We have been informed that DIRECTV may amend its counterclaim to file additional claims against the National Rural Telecommunications Cooperative.

         On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative.

         Both of the National Rural Telecommunications Cooperative's lawsuits against DIRECTV have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         Pegasus Satellite and Golden Sky Systems

         On January 10, 2000, we and Golden Sky Systems filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, we and Golden Sky Systems filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations we previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by us, Golden Sky Systems and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against us and Golden Sky Systems, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that we and Golden Sky Systems have no right of first refusal in our agreements with the National Rural Telecommunications Cooperative to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of our agreements with the National Rural Telecommunications Cooperative. We have been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims.

         All four lawsuits discussed above, including both lawsuits brought by the National Rural Telecommunications Cooperative, the class action and our and Golden Sky System's lawsuit, are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our combined operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction (I)(2)(c) of Form 10-K, we have omitted the information called for by this otherwise required item.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of our equity securities are publicly traded. We have not declared or paid any cash dividends on our common stock within the two most recent fiscal years. Our ability to declare dividends is affected by covenants in our agreements related to indebtedness which, among other things, restrict our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations that explains the reasons for material changes in the amount of revenue and expense items between our most recent fiscal year and the fiscal year immediately preceding it. The following discussion of our results of operations should be read in conjunction with the combined financial statements and related notes which are included elsewhere herein. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein.

Significant Developments during 2000

         In January 2000, we amended and restated our credit agreement that increased the borrowing capacity thereunder to $500.0 million and gives us the option to seek $200.0 million in additional term loans through June 30, 2001. With the closing of this credit agreement, we borrowed $275.0 million under the term loan facility and repaid all of the $212.2 million outstanding under former credit facilities.

         In July 2000, we sold 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. The value of the buyer's common stock on the sale closing date was $37.5 million, and the book value of the assets sold was $2.3 million. Coincident with the sale of these facilities, we leased back from the buyer eight of the 11 towers sold. We accounted for the leaseback of these towers under the financing method in which the future lease payments to be made will all be charged to interest expense as long as we hold the stock of the buyer. Also, we will continue to account for and depreciate the facilities that were sold and leased back as if we still own them as long as we hold the stock of the buyer.

         In September 2000, we sold to an unrelated third party our interests in the assets of our entire cable operations in Puerto Rico for $170.0 million cash resulting in an after tax gain on the sale of $59.4 million. The net amount of assets and liabilities associated with the sale was $80.5 million and $1.2 million, respectively.

         During 2000, we completed 19 acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $229.3 million consisted of net cash of $128.3 million, common and preferred stock of Pegasus Satellite in an aggregate value of $73.5 million, recognition of deferred tax liabilities of $24.4 million, $200,000 in promissory notes and $2.9 million in net liabilities of the providers acquired. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition.

         Also in January 2000, Digital Television Services, Inc., formerly a direct subsidiary of our parent company Pegasus Satellite, was merged with and into one of our subsidiaries. At the time that Digital Television Services was merged into us, Digital Television Services had 264,600 subscribers, DIRECTV distribution rights to 1.8 million households and net assets of approximately $172.0 million. Digital Television Services' revenues for 1999 were $112.7 million. Digital Television Services was acquired by Pegasus Satellite in 1998.

         At year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration for the Digital Television acquisition. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The cumulative effect on us of the revised purchase accounting from the date that Digital Television Services was merged into us was: a reduction in the valuation allowance applied to deferred income tax assets of $43.0 million, a reduction in the amount of the purchase price allocated to DBS rights assets of $49.2 million, a reduction in the accumulated amortization of DBS rights assets of $25.3 million, a reduction in deferred income tax liabilities of $21.5 million, an increase in other assets of $10.0 million and an increase in additional paid in capital of $2.1 million. The adjustment to additional paid in capital relates to the cumulative effects of the purchase accounting revisions on periods that Digital Television Services was a direct subsidiary of Pegasus Satellite and that would have affected the amount of Pegasus Satellite's investment in Digital Television Services that they distributed to us. The effect of these revisions in our statement of operations for 2000 was a reduction of DBS rights amortization expense of $15.4 million and an increase in income tax benefits of $33.0 million. See Note
18 of the Notes to Combined Financial Statements for more information on the effects of the purchase accounting revision and related restatements of information previously reported in 2000.

Pre-marketing and Location Cash Flows

         In this report, we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses.

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

General

         We are a rapidly growing company that is highly leveraged. We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation. We are likely to continue to report losses for the foreseeable future.

         A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV(R) provider. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. or its parent company. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 15 of the Notes to Combined Financial Statements and Item 3 - Legal Proceedings-DIRECTV Litigation for a more descriptive account of the litigation.

Results of Operations

Comparison of 2000 and 1999

         In this section, amounts and changes specified are for the year ended December 31, 2000 compared to the year ended December 31, 1999, unless indicated otherwise.

DBS Business:

         Revenues increased $279.0 million to $452.7 million as we more than doubled our subscriber base in 2000. This increase was primarily due to the incremental impacts of acquisitions we made during the year and the merger of Digital Television Services into us. In 2000, we obtained 100,600 subscribers and the exclusive DIRECTV distribution rights to an additional 701,400 households through acquisitions. Additionally, we added 337,900 subscribers during the year through internal growth. The DTS merger added 264,600 subscribers and 1.8 million households. At December 31, 2000, we had exclusive DIRECTV distribution rights to 5.6 million households and 1.0 million subscribers compared to 3.1 million households and 437,500 subscribers at December 31, 1999. Our growth has increased our subscriber penetration to 18.1% at December 31, 2000 from 14.1% at December 31, 1999. Because of the increased number of households available to us within our territories, we believe that the prospects for continued internal growth are favorable. Also, we believe that favorable conditions still exist for further growth in 2001 through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur or as to the rate of that growth.

         In August 2000, we entered into an agreement with DIRECTV that enables us to directly provide certain programming to our subscribers and earn revenues associated with the programming. The affected programming previously had been provided to our subscribers directly by DIRECTV and all of the associated revenues had been retained by DIRECTV. We expect this arrangement to have a favorable incremental impact on our future revenues, but the amount of the impact will vary with the number of subscribers that select the affected programming and the length of time that such programming is subscribed to.

         Programming, technical, general and administrative expenses increased $195.1 million to $317.0 million. This increase was due to the incremental costs incurred in providing service to an increased subscriber base. The rate of increase of these expenses was consistent with the increased average number of subscribers during the period.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $64.7 million to $139.1 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and revisions to and expansion of our commission and subsidy plans. During 2000, we revised our commission and subsidy plans to provide more incentive to our dealer network. Also, in August 2000 we entered into an agreement with DIRECTV to simplify the commission process for dealers that enroll subscribers in DIRECTV programming. This expanded our commission plans to include large, national dealers affiliated with DIRECTV. We anticipate that the commission plan revision and expansion will increase our future subscriber acquisition costs, and the amount of the future impact will vary with the number of subscribers enrolled. Advertising and promotional programming expenses are discretionary expenditures and vary depending in large part based on sales initiatives that we want to promote and/or expand. Subscriber acquisition costs per gross subscriber based on subscribers added through internal growth was $412 for 337,900 subscribers added for 2000 compared to $357 for 208,700 subscribers added for 1999.

         Depreciation and amortization increased $45.1 million to $86.8 million, as revised, principally due to the additional amortization associated with the increase in DBS rights assets we obtained in acquisitions and in the DTS merger. We expect that the increase in DBS rights in 2000 of $557.7 million will generate incremental annual amortization expense in 2001 of approximately $56.0 million based on a 10-year amortization period.

         Pre-marketing cash flow was $135.7 million for 2000 compared to $51.7 million for 1999. Location cash flow was $(3.4) million for 2000 compared to ($22.7) million for 1999.

Broadcast Business:

         Revenues decreased $914,000 to $35.3 million. Reduced ratings this year for our affiliated Fox network stations combined with lower television advertising in general in 2000 contributed to this decrease. Also contributing to this decrease were advertising revenues associated with the National Football League's Super Bowl game that was carried by the Fox network in 1999.

         Programming, technical, general and administrative expenses increased $1.6 million to $24.4 million. This increase principally reflects increased amortization of additional programming costs incurred and fees charged by the Fox network commencing in July 1999. The additional programming costs were incurred in the purchase of new and additional programming, some of which were for premier shows that have a higher programming premium associated with them. We purchased the premier shows in an effort to attract a larger viewing audience that in turn we believe would stimulate an increase in advertising revenues.

         Marketing and selling expenses increased $1.3 million to $7.6 million. This increase was primarily due to increased promotional costs associated with the launch of a new station in December 1999 and news programs in 2000.

Other Statements of Operations and Comprehensive Loss Items:

         Corporate expenses increased $5.8 million to $10.2 million. This increase reflects growth in the corporate infrastructure in support of the overall growth in business experienced by us.

         Development costs of $4.6 million represent the combined expenses of corporate initiatives that are in their infancy of development and not yet individually of a significant, continuing nature to be reported separately. Costs associated with our developing broadband business are included in these costs.

         Other expenses, net increased $3.2 million to $3.5 million principally due to expenses associated with our ongoing litigation with DIRECTV.

         Interest expense increased $28.4 million to $45.9 million principally due to additional borrowings outstanding and higher rates of interest incurred on debt outstanding under our credit facilities during 2000. Variable rate borrowings under our credit facilities increased by $167.5 million to $310.0 million at December 31, 2000. The aggregate weighted average amount of principal and interest rates associated with outstanding variable rate debt during 2000 were $270.4 million at 9.93%, compared to $57.3 million at 7.32% for 1999. In addition to interest on outstanding borrowings, the scheduled aggregate annual lease payment of $684,000 on the towers that we sold and leased back will be charged to interest expense in 2001.

         The increase in interest income of $2.7 million was due to significantly higher average cash balances available for short-term investing. The average month-end cash balance was $72.2 million in 2000 compared to $16.2 million in 1999. These higher balances principally reflect net cash proceeds after transaction costs and escrowed amounts of $161.5 million we received from the sale of the Puerto Rico cable operations in September 2000.

         We are in a net operating loss carryforward position for income tax purposes, and our deferred income tax assets have full valuation allowances applied against them. The amount of the income tax benefit recognized in 2000 of $44.7 million was principally due to the adjustments to our deferred income taxes that resulted from Pegasus Satellite's revision to the Digital Television Services purchase accounting (see Notes 2 and 18 of the Notes to Combined Financial Statements).

         A gain of $59.4 million, net of Puerto Rico capital gain and withholding taxes currently payable of $28.0 million, was reported within discontinued operations for the sale of our Puerto Rico cable operations.

         An extraordinary loss from the extinguishment of debt in 2000 amounted to $5.8 million, net of income taxes of $3.5 million. This reflects the write-off of unamortized balances of deferred financing costs connected with our debt that was refinanced when our credit facility was amended in January 2000.

         Other comprehensive loss, net of income taxes, represents the adjustment of the carrying amount to the fair market value of the marketable equity securities we own at December 31, 2000.

          In compliance with the indenture governing our Series B notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a combined basis. Under the governing documents, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including the effects of DBS acquisitions completed in the fourth quarter of 2000 as if these acquisitions had occurred on January 1, 2000, pro forma adjusted operating cash flow would have been as follows:

                                                                                              Four Quarters Ended
(in thousands)                                                                                December 31, 2000
                                                                                              -------------------
Revenues...............................................................................             $511,135
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................              341,129
                                                                                                     -------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................              170,006
Corporate expenses.....................................................................               10,194
                                                                                                    --------
Adjusted operating cash flow...........................................................             $159,812
                                                                                                    ========

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is changes in interest rates. Our principal interest rate risks are changes in prime and LIBOR rates as our credit facilities are subject to these rates that vary in accordance with prevailing economic conditions. As required under the terms of our credit facilities, we entered into interest rate hedging instruments aggregating $140.0 million in notional amount. We did not enter into these instruments for trading or speculative purposes.

         We are using a tabular presentation to disclose our market risk rather than the sensitivity analysis presented in our 1999 report. We believe that the tabular presentation is more informative because it is more descriptive of the instruments we have and their associated expected periodic cash flows, contract terms and fair values. The table summarizes our market risks associated with debt and interest rate hedging instruments outstanding at December 31, 2000. The table assumes future cash flows represented by periodic payments and maturities of principal associated with debt. These cash flows were based on scheduled principal repayments and maturities and their associated interest rates at December 31, 2000. Because of their variable and unpredictable nature, the interest rates specified for variable rate debt for each period presented represents the aggregate weighted average rate at December 31, 2000. With respect to our interest rate swap instruments, we pay fixed interest and receive variable interest, and the rates specified are based on the contracted fixed interest rates that we pay. With respect to our cap instruments, we receive variable interest when the applicable rates exceed the cap rates, and the rates specified are based on the contracted cap rates. Notional amounts for our swaps and caps are presented in the period that the related contracts expire. Our fixed rate debt is publicly held and its fair value was determined based on a quoted market price. The fair values of variable rate debt were equal to their carrying amounts at December 31, 2000, because amounts outstanding were subject to short-term variable interest rates that approximated market rates in effect at that date. The fair values of other debt approximated their carrying amounts. Fair values of the swaps and caps were based on estimated amounts to settle the contracts if they were terminated at December 31, 2000.

                                        (in thousands, except for percentages)
                                                                                                               Fair
                     2001       2002          2003        2004          2005       Thereafter      Total      Value
                     ----       ----          ----        ----          ----       ----------      -----      -----
Debt:
Fixed rate          $6,065     $2,925      $    849     $    300     $ 85,200            -      $ 95,339    $ 96,189

Average
interest rate        11.26%     11.71%        11.95%       12.01%       12.03%           -

Variable rate       $2,750     $2,750      $  2,750     $173,875     $127,875            -      $310,000    $310,000

Average
interest rate        10.18%     10.18%        10.18%       10.18%       10.18%           -

Interest
rate swaps
notional
amounts                -          -        $ 72,114           -           -              -       $72,114    $ (1,554)


                                        (in thousands, except for percentages)
                                                                                                               Fair
                     2001       2002          2003        2004          2005       Thereafter      Total      Value
                     ----       ----          ----        ----          ----       ----------      -----      -----
Average
Interest rate         -          -             7.19%        -             -              -

Interest
rate caps
notional
amounts               -          -         $ 67,886         -             -              -         $67,886     $ 14

Average
interest rate         -          -             9.00%        -             -              -

         Our variable rate debt outstanding at December 31, 1999 of $142.5 million was repaid in January 2000 when we amended and restated our credit agreement in that month. The weighted average interest rate on our variable rate debt outstanding at December 31, 2000 was slightly higher than that at December 31, 1999, principally due to a general rise in market rates during 2000.

         When we amended and restated our credit agreement in January 2000, interest rate hedging instruments existing at December 31, 1999, were settled and terminated and replaced with new interest rate hedging instruments that are presented in the above table. Amounts to settle and enter into and adjustments to interest expense connected with interest rate hedging instruments in 2000 were not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Pegasus Media &
Communications, Inc. required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 11. EXECUTIVE COMPENSATION

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

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

              (2)      Financial Statement Schedules

                                                                            Page
                                                                            ----

         Schedule II - Valuation and Qualifying Accounts...................  S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

              (3)      Exhibits

Exhibit
Number     Description of Document

2.1 Asset Purchase Agreement dated as of July 23, 1998 among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc. and PS&G Cable Partners, Inc. (which is incorporated herein by reference to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) for the quarter ended June 30, 1998).

3.1 Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc., as amended (which is incorporated herein by reference to Exhibit 3.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-1 (File No. 33-95042)).

3.2 By-Laws of Pegasus Media & Communications, Inc. (which is incorporated herein by reference to Exhibit 3.2 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-1 (File No. 33-95042)).

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

10.9 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).

10.10 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

10.11 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

10.12 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.13+ Pegasus Restricted Stock Plan (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-05057)).

10.14+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (dated August 13, 1999)).

10.15 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (dated November 12, 1999).

10.16 First Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

24.1*      Powers of Attorney (included in Signatures and Powers of Attorney).
-----------------
*             Filed herewith.
+             Indicates a management contract or compensatory plan.

           (b) Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                        SIGNATURES AND POWERS OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEGASUS MEDIA & COMMUNICATIONS, INC.

                                              By:    /s/ Marshall W. Pagon
                                                     ---------------------------
                                                     Marshall W. Pagon
                                                     Chairman of the Board,
                                                     Chief Executive Officer and
                                                     President

Date: April 12, 2001

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, Ted S. Lodge, Kasin Smith and Scott A. Blank and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ Marshall W. Pagon                  Chairman of the Board, Chief
------------------------------------        Executive Officer and President             April 12, 2001
Marshall W. Pagon                           (Principal Executive Officer)

    /s/  Ted S. Lodge                       Executive Vice President, Chief
------------------------------------        Administrative Officer, Secretary,          April 12, 2001
Ted S. Lodge                                General Counsel, Director


   /s/  Kasin Smith                         Vice President and Chief
------------------------------------        Financial Officer
                                            (Principal Financial and                    April 12, 2001
                                            Accounting Officer)


   /s/  Robert F. Benbow                    Director                                    April 12, 2001
------------------------------------
Robert F. Benbow

   /s/  William P. Collatos                 Director                                    April 12, 2001
------------------------------------
William P. Collatos

   /s/  Harry F. Hopper III                 Director                                    April 12, 2001
------------------------------------
Harry F. Hopper III


   /s/  James J. McEntee, III               Director                                    April 12, 2001
------------------------------------
James J. McEntee, III


  /s/  Mary C. Metzger                      Director                                    April 12, 2001
------------------------------------
Mary C. Metzger

  /s/  William P. Phoenix                   Director                                    April 12, 2001
------------------------------------
William P. Phoenix

  /s/  Robert N. Verdecchio                 Director                                    April 12, 2001
------------------------------------
Robert N. Verdecchio

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     INDEX TO COMBINED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                Page
                                                                                                ----
Financial Statements:

Report of Independent Accountants.......................................................         F-2

Combined Balance Sheets as of December 31, 1999 and 2000................................         F-3

Combined Statements of Operations and Comprehensive Loss for the years ended
December 31, 1998, 1999 and 2000........................................................         F-4

Combined Statements of Stockholder's Equity for the years ended
December 31, 1998, 1999 and 2000........................................................         F-5

Combined Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000........................................................         F-6

Notes to Combined Financial Statements..................................................         F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 1998, 1999 and 2000........................................................         S-1

                        Report of Independent Accountants


To the Board of Directors and Investors
of Pegasus Media & Communications, Inc.:

         In our opinion, the combined financial statements listed in the index appearing under Item 14(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Philadelphia, PA
February 27, 2001

                      Pegasus Media & Communications, Inc.
                             Combined Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                                                  December 31,
                                                                                            1999                 2000
                                                                                        -----------          -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $    21,351          $   152,215
    Restricted cash                                                                            --                  4,000
    Accounts receivable, less allowance for doubtful accounts of
       $1,067 and $2,303, respectively                                                       24,642               43,249
    Inventory                                                                                 9,506               16,854
    Program rights                                                                            4,373                4,268
    Deferred income taxes                                                                       406                 --
    Net advance to affiliates                                                                 1,790                2,232
    Prepaid expenses and other                                                                3,463               21,010
                                                                                        -----------          -----------
      Total current assets                                                                   65,531              243,828

Property and equipment, net                                                                  37,841               44,543
Intangible assets, net                                                                      437,774              894,810
Deferred financing costs, net                                                                 6,500                9,005
Program rights                                                                                5,731                4,955
Investment in affiliates                                                                      4,598              116,364
Investment in marketable equity securities                                                     --                 18,199
Deposits and other                                                                            5,042               14,978
                                                                                        -----------          -----------

    Total assets                                                                        $   563,017          $ 1,346,682
                                                                                        ===========          ===========
                            LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $    11,091          $     8,815
    Current portion of program rights payable                                                 4,447                4,000
    Taxes payable                                                                              --                 29,620
    Accounts payable                                                                          8,045                8,293
    Accrued interest                                                                          6,253                6,773
    Accrued satellite programming, fees and commissions                                      24,314               76,181
    Accrued expenses                                                                         11,817               22,962
    Amounts due seller                                                                        6,729                  684
                                                                                        -----------          -----------
      Total current liabilities                                                              72,696              157,328

Long-term debt                                                                              235,633              394,700
Finance obligation                                                                             --                 36,121
Program rights payable                                                                        4,211                4,077
Deferred income taxes                                                                         4,951                 --
                                                                                        -----------          -----------
     Total liabilities                                                                      317,491              592,226
                                                                                        -----------          -----------

Commitments and contingent liabilities (see Note 15)

Minority interest                                                                             3,000                 --

Stockholder's equity:
    Class A common stock; $0.01 par value; 230,000 shares authorized; 161,500
       shares issued and outstanding                                                              2                    2
    Class B common stock; $0.01 par value; 20,000 shares authorized;
       8,500 shares issued and outstanding                                                     --                   --
    Additional paid-in capital                                                              378,889              961,499
    Accumulated deficit                                                                    (136,365)            (195,069)
    Accumulated other comprehensive loss, net of income tax benefit of $7,340                  --                (11,976)
                                                                                        -----------          -----------
      Total stockholder's equity                                                            242,526              754,456
                                                                                        -----------          -----------

    Total liabilities and stockholder's equity                                          $   563,017          $ 1,346,682
                                                                                        ===========          ===========


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
            Combined Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Year Ended December 31,
                                                                        1998                1999              2000
                                                                      ---------          ---------          ---------
Net revenues:
    DBS                                                               $  94,088          $ 173,613          $ 452,652
    Broadcast                                                            34,135             36,257             35,343
                                                                      ---------          ---------          ---------
      Total net revenues                                                128,223            209,870            487,995

Operating expenses:
    DBS
       Programming, technical, general and administrative                65,005            121,882            316,973
       Marketing and selling                                             27,044             74,460            139,113
       Depreciation and amortization                                     30,886             41,681             86,782
       Other                                                                985              1,085              4,879
    Broadcast
       Programming, technical, general and administrative                18,061             22,798             24,366
       Marketing and selling                                              5,993              6,304              7,612
       Depreciation and amortization                                      4,523              5,108              5,121
       Other                                                                177                 57                498
    Corporate expenses                                                    3,525              4,389             10,194
    Corporate depreciation and amortization                                 680                699                231
    Development costs                                                      --                  386              4,630
    Other expense                                                           349                279              3,464
                                                                      ---------          ---------          ---------

      Loss from operations                                              (29,005)           (69,258)          (115,868)

Interest expense                                                        (15,935)           (17,510)           (45,863)
Interest income                                                             210                420              3,093

Other non-operating income (expense), net                                  --                 (201)               589
                                                                      ---------          ---------          ---------

    Loss from continuing operations before income taxes
      and extraordinary items                                           (44,730)           (86,549)          (158,049)

(Benefit) expense for income taxes                                        4,490                100            (44,707)
                                                                      ---------          ---------          ---------

    Loss from continuing operations before
      extraordinary items                                               (49,220)           (86,649)          (113,342)

Discontinued operations:
    Income from operations of cable segment, net of income
       tax expense of $0 in 1998, $0 in 1999 and $632 in 2000             1,047              2,128              1,031
    Gain on disposal of cable segment, net of income
       tax expense of $0 in 1998 and $0 in 2000                          24,727               --               59,361
                                                                      ---------          ---------          ---------

    Loss before extraordinary items                                     (23,446)           (84,521)           (52,950)

Extraordinary loss from extinguishment of debt, net of
    income tax benefit of $3,526                                           --                 --               (5,754)
                                                                      ---------          ---------          ---------

    Net loss                                                            (23,446)           (84,521)           (58,704)

Other comprehensive loss:
    Unrealized loss on marketable equity securities, net of
      income tax benefit of $7,340                                         --                 --              (11,976)
                                                                      ---------          ---------          ---------

    Comprehensive loss                                                $ (23,446)         $ (84,521)         $ (70,680)
                                                                      =========          =========          =========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                   Combined Statements of Stockholder's Equity
                                 (In thousands)

                                                     Common Stock
                                           ----------------------------------
                                                Class A           Class B                             Accumulated
                                           ----------------- ----------------  Additional                 Other
                                             Number    Par    Number    Par    Paid-In   Accumulated  Comprehensive  Stockholder's
                                           of Shares  Value  of Shares  Value   Capital      Deficit       Loss           Equity
                                           ----------------------------------------------------------------------------------------
Balances at January 1, 1998                   162       $2       9       $-     $227,222   $ (28,398)         $-         $198,826
Contributions from Pegasus Satellite
   Communications                                                                 86,789                                   86,789
Net loss                                                                                     (23,446)                     (23,446)
                                           ----------------------------------------------------------------------------------------
Balances at December 31, 1998                 162        2       9        -      314,011     (51,844)          -          262,169
Contributions from Pegasus Satellite
   Communications                                                                 64,878                                   64,878
Net loss                                                                                     (84,521)                     (84,521)
                                           ----------------------------------------------------------------------------------------
Balances at December 31, 1999                 162        2       9        -      378,889    (136,365)          -          242,526
Contributions from Pegasus Satellite
 Communications                                                                  582,610                                  582,610
Net loss                                                                                     (58,704)                     (58,704)
Unrealized loss on marketable equity
   securities, net of income tax benefit
   of $7,340                                                                                             (11,976)         (11,976)
                                           ----------------------------------------------------------------------------------------

Balances at December 31, 2000                 162       $2       9       $-     $961,499   $(195,069)   $(11,976)        $754,456
                                           ========================================================================================



             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                                 (In thousands)

                                                                               Year Ended December 31,
                                                                       1998             1999            2000
                                                                     ---------       ---------       ---------
Cash flows from operating activities:
    Net loss                                                         $ (23,446)      $ (84,521)      $ (58,704)
    Adjustments to reconcile net loss
      to net cash used for operating activities:
      Extraordinary loss on extinguishment of debt                        --              --             9,280
      Depreciation and amortization                                     43,448          58,157         102,517
      Amortization of debt discount and deferred financing fees            397             398           3,412
      Stock incentive compensation                                       1,278           1,495           5,377
      Gain on sale of cable operations                                 (24,727)           --           (87,361)
      Other                                                               --               201            (580)
      Bad debt expense                                                   1,976           5,122          11,653
      Deferred income taxes                                              4,495             100         (49,271)
      Change in current assets and liabilities:
         Accounts receivable                                            (5,240)        (12,537)        (18,423)
         Inventory                                                      (3,717)         (4,641)         (7,972)
         Prepaid expenses and other                                         14          (2,666)        (16,735)
         Taxes payable                                                    --              --            29,620
         Accounts payable and accrued expenses                           2,211          15,838          31,095
         Accrued interest                                                  164              64             520
         Amounts due seller                                               --              --            (6,057)
         Deposits and other                                               (248)         (4,165)         (9,660)
                                                                     ---------       ---------       ---------
    Net cash used for operating activities                              (3,395)        (27,155)        (61,289)
                                                                     ---------       ---------       ---------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                             (109,168)       (106,902)       (128,336)
       Capital expenditures                                             (9,777)        (11,830)        (30,592)
       Purchase of intangible assets                                    (2,179)         (4,471)       (103,790)
       Payments for programming rights                                  (2,561)         (3,452)         (4,444)
       Proceeds from sale of cable operations                           30,133            --           166,937
       Investment in affiliates                                           --            (4,800)        (14,643)
       Other                                                              --              --              (500)
                                                                     ---------       ---------       ---------
    Net cash used for investing activities                             (93,552)       (131,455)       (115,368)
                                                                     ---------       ---------       ---------
Cash flows from financing activities:
       Repayments of long-term debt                                     (6,234)        (10,260)        (17,929)
       Borrowings on bank credit facilities                             27,500         115,000         105,800
       Restricted cash                                                  (1,000)          1,000          (4,000)
       Debt financing costs                                               (952)            (68)         (8,574)
       Advances to affiliates                                             (964)        (10,671)         (1,754)
       Contributions from parent                                        84,522          62,379         234,537
       Other                                                              (228)           (126)           (559)
                                                                     ---------       ---------       ---------
    Net cash provided by financing activities                          102,644         157,254         307,521
                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                     5,697          (1,356)        130,864
Cash and cash equivalents, beginning of year                            17,010          22,707          21,351
                                                                     ---------       ---------       ---------
Cash and cash equivalents, end of year                               $  22,707       $  21,351       $ 152,215
                                                                     =========       =========       =========


             See accompanying notes to combined financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   The Company

         Pegasus Media & Communications, Inc. ("Pegasus", or together with its subsidiaries stated below, the "Company") operates in growing segments of the media industry and is a direct wholly owned subsidiary of Pegasus Satellite Communications, Inc. ("PSC" or the "Parent"), formerly known as Pegasus Communications Corporation. Pegasus' significant direct operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT") and Pegasus Satellite Television, Inc. ("PST").

         PST provides direct broadcast satellite television ("DBS") services to subscribers in various rural areas of the United States. PBT owns and/or programs broadcast television ("Broadcast") stations. These television stations are affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"). The Company sold its remaining cable operations in September 2000 (see Note 12). Discontinued operations on the statements of operations and comprehensive loss represent the operations and disposals of the cable operations.

         Digital Television Services, Inc. ("DTS") was acquired by PSC in 1998. DTS had been a direct wholly owned subsidiary of PSC until January 2000 when PSC contributed DTS to the Company. DTS was then merged with and into a subsidiary of the Company. DTS was a provider of DBS services.

2.   Summary of Significant Accounting Policies

Basis of Presentation:

         The financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis and on a combined basis with Pegasus Development Corporation ("PDC"). At December 31, 2000 and until February 22, 2001, PDC was a subsidiary of PSC (see Note 19). PDC provided capital for various satellite initiatives, such as subscriber acquisition costs. The accounts of PDC have been included in the accompanying combined financial statements since the satellite initiatives are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows. All intercompany transactions and balances have been eliminated. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has a significant but not a controlling interest are accounted for under the equity method of accounting. Certain amounts for 1998 and 1999 have been reclassified for comparative purposes.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions, the useful lives and recoverability of intangible assets and valuation allowances associated with deferred income tax assets.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

Relationship with Affiliate:

2.   Summary of Significant Accounting Policies (continued)

         The Company through PST manages or performs sales and internal administrative and support functions for Golden Sky Systems, Inc. ("GSS"), an indirect wholly owned subsidiary of PSC. PST allocates costs of operations common to both GSS and PST, such as customer care costs, sales function, labor and internal support costs, to GSS based on a proportion of GSS' number of subscribers. The total amount of these costs allocated by PST to GSS in 2000 was $9.4 million. Balances due to or from GSS are settled in cash monthly.

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Restricted Cash:

         The amount outstanding at December 31, 2000 primarily consists of $3.0 million held in escrow to cover potential indemnifications associated with the sale of the cable operations.

Inventory:

         Inventory primarily consists of equipment purchased from manufacturers in a completed state ready for resale to independent dealers and subscribers and installation supplies. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Investment in Marketable Equity Securities:

         The Company has an investment in the common stock of another company. This investment is considered to be available for sale and is carried at its fair market value based on the quoted market price of the common stock held. Accordingly, unrealized loss or gain for changes in the fair market value of the investment is recorded in stockholders' equity as accumulated other comprehensive loss/income as appropriate, and is presented as other comprehensive loss/gain on the statements of operations and comprehensive loss/income.

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

Property and Equipment:
-----------------------

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. DBS equipment that is rented to subscribers is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

          Reception and distribution facilities.........     7 to 11 years
          Transmitter equipment.........................     5 to 10 years
          Equipment, furniture and fixtures.............     5 to 10 years
          Building and improvements.....................    12 to 39 years
          Vehicles and other equipment..................      3 to 5 years

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies (continued)

Intangible Assets:
------------------

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

          DBS rights....................................           10 years
          Other intangibles.............................      2 to 40 years

Deferred Financing Costs:

         Financing costs incurred in obtaining long-term financing are deferred and amortized over the term of the applicable financing. Accumulated amortization was $4.2 million and $3.6 million at December 31, 1999 and 2000, respectively.

Sale/Leaseback Transaction:

         The Company retains a continuing involvement in assets that had been sold and leased back. This transaction is accounted for under the financing method in which the Company continues to record and depreciate the related assets and recognizes a finance obligation representing a deferral of the gain on the sale that would have otherwise been recognized at the date of the sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. Because of the amount of the finance obligation relative to the amount of the payments, lease payments will be applied to interest expense. The accounting of this sale/leaseback as a financing will continue until the Company's continuing involvement in the related assets ceases.

Derivative Financial Instruments:

         Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue financial instruments for trading or speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income from and expense of the financial instruments are recorded as an adjustment to the Company's interest expense.

         The Company uses interest rate swap and cap agreements to reduce the impact of interest rate changes and increases on its variable rate debt. The interest rate swaps involve the exchange of variable for fixed rate interest payments without the exchange or the payment of the underlying notional amount. Under the interest rate caps, the Company receives interest from the other parties to the agreements when interest rates incurred by the Company exceed the contracted cap rate. The Company pays premiums to enter into the interest rate cap agreements, which are amortized to interest expense.

Revenue:

         Principal revenue of DBS is earned by providing video and audio programming to viewers who subscribe to the service. This revenue is recognized over the subscription period and when viewed for on demand programming. Principal revenue of Broadcast is earned from advertising revenues generated by selling air-time slots to advertisers. This revenue is recognized when the advertising spots are aired.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies (continued)

Broadcast Barter Transactions:

         Broadcast obtains a portion of its programming for television viewing through its network affiliations with Fox, UPN and WB and also through independent producers. Broadcast does not make any direct payments for programming obtained through its network affiliates. Instead, Broadcast retains a portion of the available advertisement spots to sell on its own account. Broadcast also barters unsold advertising time for programming from independent producers. Barter programming revenue and the related expense are recognized for this programming when the advertisements sold by independent producers are broadcast. Gross barter amounts of $8.1 million, $7.6 million and $7.1 million for 1998, 1999 and 2000, respectively, are included in Broadcast revenue and programming expense in the accompanying combined statements of operations and comprehensive loss.

Subscriber Acquisition Costs:

         Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers. These are charged to expense in the period incurred.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled $9.5 million, $14.2 million and $22.0 million for 1998, 1999 and 2000, respectively.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the rights and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $2.4 million, $3.7 million and $4.7 million is included in Broadcast programming expense for 1998, 1999 and 2000, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods that are generally shorter than the license periods.

Development Costs:

         Development costs on the statements of operations and comprehensive loss represent the combined expenses of corporate initiatives that are in their infancy of development. The operations of each initiative will be separately presented on the statements of operations and comprehensive loss when they are determined to be of a significant continuing nature. These costs are generally incurred and recorded by PDC.

Income Taxes:

         The Company is included in the consolidated income tax return of Pegasus Satellite, and the Company's income tax expense or benefit is computed on a separate return basis.

         The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for deferred income taxes where it appears more likely than not that the Company will not be able to recover the deferred income tax asset.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies (continued)

Accretion on Notes Issued at a Discount:

         The Company's Series B senior subordinated notes due 2005 were issued at a discount from their full face value and were initially recorded at the amount of the discounted cash proceeds received. The difference between the carrying amount and the full face value of the notes is accreted to interest expense and to the carrying amount over the term of the notes.

Concentration of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising the Company's subscriber and customer base and their dispersion across different businesses and geographic regions. At December 31, 1999 and 2000, the Company had no other significant concentrations of credit risk.

Reliance on DIRECTV:

         A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. DIRECTV is a service of DIRECTV, Inc. Because the Company is a distributor of DIRECTV services, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Currently, the Company is in litigation against DIRECTV, Inc. (see Note 15).

New Accounting Pronouncements:

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At December 31, 2000, the Company's use of derivative instruments was confined to two interest rate swap and two interest rate cap instruments. The Company does not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. The adoption of this standard on January 1, 2001 did not have any impact on the Company.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. SAB 101 became effective for the Company in the fourth quarter of 2000 and did not have any impact on the Company upon its adoption.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard were effective for fiscal years ending after December 15, 2000 and other provisions were effective after March 31, 2001. Adoption of the statement did not have any impact on the Company.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

3.   Property and Equipment

         Property and equipment consist of the following at December 31, 1999 and 2000 (in thousands):

                                               December 31,      December 31,
                                                   1999              2000
                                                 --------          --------

Reception and distribution facilities            $ 32,179          $  5,952
Transmitter equipment ..........................   16,747            20,117
Equipment, furniture and fixtures ..............    6,876            17,580
Building and improvements ......................    5,664            14,811
Land ...........................................    1,578             1,631
Vehicles .......................................    1,616             1,211
Other equipment ................................    1,827             8,666
                                                 --------          --------
                                                   66,487            69,968
Accumulated depreciation .......................  (28,646)          (25,425)
                                                 --------          --------
Net property and equipment ..................... $ 37,841          $ 44,543
                                                 ========          ========

         The decrease in reception and distribution facilities is due to property and equipment associated with the Puerto Rico cable operations that were sold (see Note 12). Depreciation expense was $5.4 million, $6.2 million and $8.4 million for 1998, 1999 and 2000, respectively.

4.   Intangibles

         Following are the intangible assets at December 31, 1999 and 2000 (in thousands).

                                                 December 31,    December 31,
                                                     1999           2000
                                                  ----------     ---------

    DBS rights..................................  $ 416,827      $ 974,538
    Franchise costs.............................     71,657            -
    Other intangibles...........................     65,612        179,791
                                                  ---------      ---------
                                                    554,096      1,154,329
    Accumulated amortization....................   (116,322)      (259,519)
                                                  ---------      ---------
    Net intangible assets.......................  $ 437,774      $ 894,810
                                                  =========      =========

         The increase in DBS rights and accumulated amortization was due to the DTS rights of $376.2 million and the related balance of accumulated amortization of $82.5 million contributed to the Company by PSC in January 2000. The remaining increase in DBS rights was due to the rights the Company recognized in acquisitions made in 2000. The value of the DBS rights in 2000 decreased by a net $23.9 million as a result of PSC's revision to its purchase accounting of the DTS acquisition (see Note 18). The decrease in franchise costs is due to franchises associated with the Puerto Rico cable operations that were sold (see Note 12). Amortization expense was $35.7 million in 1998, $48.3 million in 1999 and $89.4 in 2000, as revised (see Note 18).

5.   Equity Investment in Affiliates

         PDC has a limited partnership interest in Pegasus PCS Partners, LP ("PCS"). PCS acquires, owns, controls and manages wireless licenses. PDC's investment in PCS is accounted for by the equity method. PDC's share of income and losses vary in accordance with the respective partners' capital account balances. PDC's share of undistributed losses of PCS included in continuing operations were $201,000 and $422,000 in 1999 and 2000, respectively. PDC's total investment in PCS at December 31, 1999 and 2000, including its equity in the earnings of PCS, was $4.6 million and $4.2 million, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

5.   Equity Investment in Affiliates (continued)

         In January 2000, PDC made an investment of $112.0 million in Personalized Media Communications, L.L.C. ("PMC"), an advanced communications technology company. The investment consisted of $14.3 million in cash, 400,000 shares of PSC's Class A common stock valued at $18.8 million and warrants to purchase 2.0 million shares of PSC's Class A common stock at an exercise price of $45.00 per share and with a term of ten years. These warrants at the time of their issuance were estimated to have a fair value of $78.8 million. A subsidiary of PMC granted to the Company an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. PDC's investment in PMC is accounted for by the equity method. PDC's share of undistributed losses of PMC included in continuing operations were $10,000 in 2000. PDC's total investment in PMC at December 31, 2000, including its equity in the earnings of PMC, was $112.1 million. PMC is controlled by Ms. Mary Metzger and her husband, and Ms. Metzger is a member of PSC's board of directors.

6.   Additional Paid In Capital

         The increase in additional paid in capital principally represents capital contributions provided by PSC. The capital contributions primarily consist of $194.1 million in PSC's capital stock issued to fund acquisitions made by the Company and PDC, $171.9 million for the contribution of DTS by PSC, the transfer of broadcast licenses of $90.0 million, $118.9 million in cash for working capital and acquisitions and miscellaneous contributions of $7.7 million.

7.   Long-Term Debt

      Long-term debt consists of the following (in thousands):                December 31,   December 31,
                                                                                 1999           2000
                                                                              ----------      --------
Series B Senior Subordinated Notes payable, due July 2005, interest at 12.5%, payable semi-annually on January 1 and July 1, net of unamortized discount of $2.2 million and $1.8 million at
    December 31, 1999 and 2000, respectively..........................          $ 82,776       $83,176
Senior five-year  $275.0 million term loan facility,  interest at the
    Company's  option  at  either  the  lender's  base  rate  plus an
    applicable margin or LIBOR plus an applicable margin..............                 -       275,000
Senior five-year $225.0 million revolving credit facility,
    interest at the Company's option at either the lender's base rate plus an applicable margin or LIBOR plus an applicable
    margin...........................................................                  -        35,000
Senior six-year $180.0 million revolving credit facility.............            142,500             -
Mortgage payable, due 2000...........................................                431             -
Other notes, due 2001 to 2005, interest at 3% to 8%..................             20,707        10,245
Capital leases and other.............................................                310            94
                                                                              ----------      --------
                                                                                 246,724       403,515
Less current maturities..............................................             11,091         8,815
                                                                              ----------      --------
Long-term debt.......................................................           $235,633      $394,700
                                                                              ==========      ========

         The Company's 12-1/2% Series B senior subordinated notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of the Company. The notes are general unsecured obligations that are subordinated to other senior indebtedness of the Company such as, among other things, the Company's credit agreement. The Company has the option to redeem the notes at prices specified in the indenture for these notes.

         In January 2000, the Company amended and restated its credit agreement that increased the borrowing capacity thereunder to $500.0 million from $180.0 million. The amended and restated agreement provides for a $225.0 million senior revolving credit facility that expires in October 2004 and a $275.0 million senior term loan facility that expires in April 2005. The amended and restated agreement also gives the Company the option to seek $200.0 million in additional term loans through June 30, 2001. Amounts borrowed under the agreement are collateralized by substantially all of the assets of the Company. The agreement contains certain financial covenants, including a debt to adjusted cash flow covenant. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility starting on March 31, 2001. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

7.  Long-Term Debt (continued)

         Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility starting on March 31, 2001. The principal of additional term loans outstanding, if any, at June 30, 2001 is payable quarterly in increasing increments starting September 30, 2001, with final payment of principal due in July 2005. Additional term loans are subject to a rate of interest at the Company's option equal to the lender's base rate plus applicable margins or LIBOR plus applicable margins. Margins on revolver base rates range from 1% to 2%, and margins on revolver LIBOR rates range from 2% to 3%, both of which are determined by the level of a ratio computation specified in the agreement. Margins on term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and letters of credit issued under the facility.

         With the closing of the amended and restated credit agreement, the Company borrowed $275.0 million under the term loan facility and repaid all of the $212.2 million outstanding under its former credit facilities and the credit facilities of DTS and PSC. Unamortized balances of deferred financing costs associated with the borrowings repaid were written off, resulting in an extraordinary loss of $5.8 million, net of tax of $3.5 million, in 2000.

         During the fourth quarter of 2000, the Company borrowed $35.0 million under the revolving facility. At December 31, 2000, $40.4 million of stand-by letters of credit were issued under the revolving facility. Generally, letters of credit are not acted upon, but they do reduce the availability of the revolving facility. The weighted average rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were 10.19% for the term facility and 10.11% for the revolving facility. Availability under the revolving facility was $149.4 million at December 31, 2000.

         The indebtedness described above generally limit the ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable.

         At December 31, 2000, maturities of long-term debt at their stated maturity values and capital leases were as follows (in thousands):

                    2001........................     $8,815
                    2002........................      5,675
                    2003........................      3,599
                    2004........................    174,175
                    2005........................    213,075
                    Thereafter..................        -

         Aggregate commitment fees incurred by the Company under its credit facilities in 2000 were $1.3 million, and those incurred in 1998 and 1999 were not significant.

8.   Leases

         The Company leases certain studios, towers, office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for 1998, 1999 and 2000 was $935,000, $1.1 million and $1.8 million, respectively. At December 31, 2000, property and equipment subject to capital leases and related obligations were not significant. Future minimum lease payments on noncancellable operating leases at December 31, 2000 were $1.8 million in 2001 and $1.7 million in 2002, $1.6 million in each of 2003 through 2005 and $2.9 million thereafter.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

8.  Leases (continued)

         On July 17, 2000, the Company sold through two wholly owned subsidiaries 11 broadcast towers and related assets for 1.4 million shares of restricted common stock of the buyer. The value of the buyer's common stock on the sale closing date was $37.5 million, and the book value of the assets sold was $2.3 million. Coincident with the sale of the towers, the Company leased back from the buyer eight of the 11 towers sold. The lease has an initial term of 10 years with five successive 10-year renewal periods at the option of the Company. Aggregate minimum lease payments in each of the next five years and in total over the remaining initial lease term are: $684,000 in 2001; $712,000 in 2002; $740,000 in 2003; $770,000 in 2004; $801,000 in 2005; and $4.1 million in total thereafter. The Company's receipt of the buyer's common stock represents a continuing involvement by the Company in the eight towers sold and leased back. Accordingly, the sale and leaseback of these towers is accounted under the financing method. As a result, the Company recorded a finance obligation in the amount of $36.1 million. Because of the amount of the finance obligation relative to the amount of the payments, the Company expects that all future payments will be applied to interest expense. The towers and related assets leased back remain on the Company's records and continue to be depreciated.

9.   Income Taxes

         Following is a summary of income taxes for 1998, 1999 and 2000 (in thousands).

                                                                1998           1999          2000
                                                              --------       --------      --------
State and local - current ..............................      $    170       $    100      $  1,670
                                                              --------       --------      --------
Federal - deferred:
  Net operating loss carryforwards .....................        (7,168)          --         (15,989)
  Other ................................................        11,488           --         (30,388)
                                                              --------       --------      --------
  Total deferred .......................................         4,320           --         (46,377)
                                                              --------       --------      --------
Expense (benefit) attributable to continuing operations          4,490            100       (44,707)
Taxes associated with other items:
Deferred tax liability for discontinued operations .....          --             --             632
Deferred tax asset for extinguishment of debt ..........          --             --          (3,526)
Deferred tax asset for comprehensive loss ..............          --             --          (7,340)
                                                              --------       --------      --------
Total income tax expense (benefit) .....................      $  4,490       $    100      $(54,941)
                                                              ========       ========      ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

9.  Income Taxes (continued)

         Following are the deferred income tax assets and liabilities at December 31, 1999 and 2000 (in thousands).

                                                                              1999            2000
                                                                           ---------       ---------
Assets:
    Receivables ..............................................             $     406       $     699
    Excess of tax basis over book basis in marketable equity
       securities ............................................                  --            20,073
    Loss carryforwards .......................................                74,262         162,326
                                                                           ---------       ---------
         Total deferred tax assets ...........................                74,668         183,098
                                                                           ---------       ---------
Liabilities:
    Excess of book basis over tax basis of property, plant and
       equipment .............................................                (4,237)         (3,310)
    Excess of book basis over tax basis of amortizable
       intangible assets .....................................               (31,161)        (73,763)
                                                                           ---------       ---------
        Total deferred tax liabilities .......................               (35,398)        (77,073)
                                                                           ---------       ---------
Net deferred tax assets ......................................                39,270         106,025
Valuation allowance ..........................................               (43,815)       (106,025)
                                                                           ---------       ---------
Net deferred tax liabilities .................................             $  (4,545)      $    --
                                                                           =========       =========

         The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that, at December 31, 2000, the Company believes will not be realized due an anticipated lack of future taxable income against which to apply the income tax assets and expiration of the Company's net operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards of approximately $406.0 million which are available to offset future taxable income and expire through 2020.

         Following is a reconciliation of the Federal statutory income tax rate to the Company's effective Federal income tax rate attributable to continuing operations for 1998, 1999 and 2000. Amounts in 2000 were revised (see Note 18).

                                                                  1998             1999              2000
                                                               ---------        ---------         ---------
        Statutory rate..................................          (35.00)%         (35.00)%          (35.00)%
        Valuation allowance.............................           (0.13)           35.00              6.71
                                                               ---------        ---------         ---------
        Effective rate..................................          (34.87)%              -%           (28.29)%
                                                               =========        =========         =========

10.  Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 1998, 1999 and 2000 (in thousands).

                                                                             Years ended December 31,
                                                                   ---------------------------------------------
                                                                       1998            1999           2000
                                                                   --------------  -------------  --------------
Barter revenue and related expense ...............................   $  8,078        $  7,598         $  7,074
Marketable equity securities received in sale of tower assets ....       --              --             37,516
Acquisition of program rights and assumption of related
  program payables ...............................................      4,630           7,205            3,862
Capital issued by PSC for  acquisitions  and  investments  made by
  the Company ....................................................      1,122           1,364          179,743
Contribution by PSC of the net assets of DTS .....................       --              --            174,026
Transfer of broadcast licenses by PSC to the Company .............       --              --             90,027
Notes payable and related acquisition of intangibles .............     20,366           6,467              515
Deferred taxes and related intangibles recognized in acquisitions        --                29           27,985

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

10.  Supplemental Cash Flow Information (continued)

         The contribution by PSC of the net assets of DTS was revised for PSC's revision to its purchase accounting of DTS (see Note 18). For the years ended December 31, 1997, 1998 and 1999 the Company paid cash for interest in the amount of $15.8 million, $17.5 million and $41.9 million, respectively. The Company paid no federal income taxes for 1998, 1999 and 2000, and amounts paid in these years for state and local income taxes were not significant.

11.  Acquisitions

         In 1998, the Company acquired 26 independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $132.1 million, consisting of $109.3 million in cash, 75,000 shares of PSC's Class A common stock valued at $900,000, warrants to purchase 50,000 shares of PSC's Class A common stock valued at $222,000, $20.4 million in promissory notes and $1.3 million in assumed net liabilities.

         In 1999, the Company acquired 15 independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $79.5 million, consisting of $64.6 million in cash, 25,000 shares of PSC's Class A common stock valued at $550,000, warrants to purchase 50,000 shares of PSC's Class A common stock valued at $814,000, $6.5 million in promissory notes, $6.7 million in accrued expenses and $365,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for $42.1 million in cash. This system was sold in September 2000 (see Note 12).

         During 2000, the Company completed 19 acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $229.3 million consisted of net cash of $128.3 million, common and preferred stock of PSC in an aggregate value of $73.5 million, recognition of deferred tax liabilities of $24.4 million, $200,000 in promissory notes and $2.9 million in net liabilities of the providers acquired. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition. The impacts of these acquisitions individually and in the aggregate were not significant to the Company's results of operations for 2000.

         The minority interest that existed at December 31, 1999 was acquired by the Company in 2000.

12.  Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent the Company's cable operations. The assets, liabilities and cash flows associated with the discontinued cable operations have not been segregated in the balance sheets and statements of cash flows. The Company completely exited the cable business with the sale of the Puerto Rico operations, as discussed below.

         Effective July 1, 1998, the Company sold substantially all the assets of its cable systems located in Connecticut and Massachusetts for $30.1 million in cash and recognized a gain on the transaction of $24.7 million. No income taxes were recognized on the gain due to the Company's net operating loss position in 1998.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

12.  Supplemental Cash Flow Information (continued)

         On September 15, 2000, the Company sold to an unrelated third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million in cash. Cash proceeds received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $161.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. The net amount of assets and liabilities associated with the sale was $80.5 million and $1.2 million, respectively. The net assets primarily consisted of net property, plant and equipment of $19.1 million and net intangibles associated with prior acquisitions amounting to $60.9 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company. Net revenues from discontinued operations were $13.8 million, $21.2 million and $18.1 million for 1998, 1999 and 2000, respectively.

13.  Financial Instruments

     The carrying and fair values of the Company's debt at December 31, 1999 and 2000 were as follows (in thousands):

                                                             1999                        2000
                                                   -------------------------- ---------------------------
                                                     Carrying       Fair        Carrying        Fair
                                                      Value         Value        Value          Value
                                                   ------------ ------------- ------------- -------------
          Debt..................................     $246,724      $255,747      $403,515      $404,365

         The Company's 12-1/2% notes are publicly-held and their fair value was estimated based on a quoted market price. The carrying value of debt outstanding under the Company's credit facilities approximates fair value because the outstanding amounts are subject to short-term variable rates of interest and the rates in effect at December 31, 1999 and 2000 approximate the market rates available at each date. The carrying value of other financial instruments equals or approximates fair value.

         The Company is party to interest rate swap and interest rate cap contracts to manage its interest rate exposure. These instruments were entered into as a condition of the Company's credit facilities. The principal object of these contracts is to minimize the risks and/or costs associated with the Company's variable rate debt incurred under the credit facilities. No carrying value is attributed to these instruments. The notional amounts of the swaps and caps are used to measure interest to be paid or received. Net cash paid or received on the instruments is recognized as an adjustment to interest expense over the related market interest rate setting period. The parties to these swaps and caps are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these institutions, however, the Company does not anticipate their nonperformance.

         There are two interest rate swaps, each with a different financial institution. Both swaps were entered into in March 2000 and both terminate in March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable rate of interest under both contracts is marked to the 6 month LIBOR rate in effect at each interest exchange date. The exchange of interest is quarterly under one contract and semi-annual under the other. With the interest rate swaps, variable interest is exchanged for fixed interest. The Company owes interest to the contracting institutions when the specified market rate is below the contracted fixed rate and receives interest from them when the specified market rate is above the contracted fixed rate.

         There are two interest rate caps, each with a different financial institution. Both caps were entered into in March 2000 and both terminate in March 2003. One contract has a notional amount of $33.9 million and the other $34.0 million. For both contracts, the cap rate is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect on payment determination date. Under the interest rate caps, the Company receives interest from the contracting institutions when the specified market rate is above the cap rate.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

13.  Financial Instruments (continued)

         Amounts received and paid and related adjustments to interest expense associated with the swaps and caps were not significant in 2000. Fair values of the swaps and caps are estimated based on the amount that the Company would receive or pay to terminate the contracts. At December 31, 2000, the Company would have paid $1.6 million to terminate the swaps and would have received $14,000 to terminate the caps, as determined by the contracting financial institutions.

14.  Industry Segments

         The Company's segments are based upon the type of video and audio transmission media provided. At December 31, 2000, the Company's two reportable segments were DBS and Broadcast. DBS provides digital broadcast satellite programming of DIRECTV in rural areas of the United States on a subscription basis. Broadcast operates and/or programs television stations in smaller markets in the United States from which it principally derives advertising revenues generated by selling air-time slots to advertisers. Performance of the segments is evaluated based on pre-marketing cash flow and location cash flow. Pre-marketing cash flow for DBS is revenues less programming, technical, general and administrative expenses. Location cash flow for DBS is pre-marketing cash flow less marketing and selling expenses. Location cash flow for Broadcast is revenue less programming, technical, general and administrative and marketing and selling expenses. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Information on each segment's revenue and measure of profit/loss is as presented on the statements of operations and comprehensive loss. Each segment derived all of its revenues from external customers for each period presented in the statement of operations.

         Capital expenditures for DBS were $1.2 million, $2.1 million and $17.5 million for 1998, 1999 and 2000, respectively. Capital expenditures for Broadcast were $6.8 million, $4.1 million and $8.1 million for 1998, 1999 and 2000, respectively. All other capital expenditures for 1998, 1999 and 2000 were at the corporate level and for discontinued operations and PDC and were $1.8 million, $5.6 million and $5.0 million, respectively. Identifiable total assets for DBS were $394.6 million and $828.9 million at December 31, 1999 and 2000, respectively. Identifiable total assets for Broadcast were $66.1 million and $86.3 million at December 31, 1999 and 2000, respectively. All other identifiable assets at December 31, 1999 and 2000 were at the corporate level and for PDC and were $102.3 million and $431.5 million, respectively.

15.  Commitments and Contingent Liabilities

Legal Matters:

         DIRECTV, Inc. Litigation
         ------------------------

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between the Company and the NRTC.

         The NRTC

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

15.  Commitments and Contingent Liabilities (continued)

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the DIRECTV rights. The Company has been informed that DIRECTV may amend its counterclaim to file additional claims against the NRTC.

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC.

         Both of the NRTC's lawsuits against DIRECTV have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         The Company and GSS

         On January 10, 2000, the Company and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations the Company and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by the Company, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

15.  Commitments and Contingent Liabilities (continued)

         On March 9, 2001, DIRECTV filed a counterclaim against the Company and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that the Company has no right of first refusal in the agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. The Company has been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and the Company's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on the Company's direct broadcast satellite business. The Company's revenue and financial performance would be adversely affected if the Company were unable to continue offering DIRECTV products.

         Patent Infringement Lawsuit
         ---------------------------

         On December 4, 2000, PDC and PMC filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. The Company and PMC are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of PMC's portfolio of patented media and communications technologies, of which the Company is an exclusive licensee. The technologies covered by the exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. Each of the defendants have filed answers to the lawsuit, denying all claims made by PMC and the Company. In addition, each of the defendants, other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents the Company acquired from PMC declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV also has filed a counterclaim against PDC alleging unfair competition under the federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that PDC's and PMC's patent infringement lawsuit constitutes "abuse of process." The Company is unable to predict the possible effects of this litigation on its relationship with DIRECTV.

         From time to time the Company is involved with other claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these other claims and matters will not have a material adverse effect on the combined operations, liquidity, cash flows or financial position of the Company.

Commitments:

         Call Center Services
         --------------------

         The Company has an agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services that commenced in 1999. The initial term of the agreement ends in December 2004, and is subject to automatic renewal for successive three year terms unless either party provides notice of termination. The fees that the Company must pay vary based on the types of service provided, performance criteria and other costs incurred by the provider. The Company must pay minimum annual fees over the remaining initial term as follows (in thousands):

                                                         Annual
           Year                                       Minimum Fees
           ----                                       ------------
           2001....................................     $18,216
           2002....................................      20,250
           2003....................................      20,250
           2004....................................      20,250
                                                        -------
           Total minimum payments...........            $78,966
                                                        =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

15.  Commitments and Contingent Liabilities (continued)

Expense recognized under this agreement was $1.7 million and $21.5 million in 1999 and 2000, respectively.

         Communications  Services
         ------------------------

         The Company has an agreement with a provider of telephone services that commenced in May 2000 and expires May 2003. The fees that the Company must pay vary based on usage type and volume. The Company must pay a minimum annual fee of $7.0 million over the term of the agreement. Expense recognized under this agreement for the time it was in force in 2000 was $6.3 million.

         Program Rights
         --------------

         The Company has agreements totaling $9.2 million at December 31, 2000 for film rights and programs that are not yet available for showing, and accordingly, are not recorded by the Company. At December 31, 2000, the Company has commitments for future program rights of $4.0 million, $2.7 million, $1.3 million and $53,000 in 2001, 2002, 2003 and 2004.

16.  Related Party Transactions

         The Company reimburses various affiliates for corporate expenses relating to certain administrative and accounting services, billing and programming services and the reimbursement of expenses incurred therewith. For 1998, 1999 and 2000, the fees and expenses were $3.5 million, $4.6 million and $10.4 million, respectively.

         Related party transaction balances at December 31, 1999 and 2000 were as follows (in thousands):

                                                      1999             2000
                                                    --------         --------

     Advances to affiliates.....................     $1,790           $2,232

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)


17.  Subsidiary Guarantees

         The Company's 12-1/2% Series B senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the 100% owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc. and Pegasus Satellite Development Corporation, all of which are direct or indirect subsidiaries of the Company, are not guarantors of the notes ("Non-guarantor Subsidiaries"). The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, the Company provides the following condensed combining financial statements to present the financial position, results of operations and cash flows of the various entities comprising the combined reporting group.


Condensed Combined Balance Sheets
(In thousands)

                                                                                                            Pegasus
                                        Guarantor   Non-guarantor                             Pegasus     Development
As of December 31, 2000               Subsidiaries  Subsidiaries   Pegasus   Eliminations    Subtotal     Corporation
                                      ------------  ------------   -------   ------------    --------     -----------
Assets:
Cash and cash equivalents             $    45,501                $  106,279                $   151,780    $      435
 Restricted cash                            1,000                     3,000                      4,000
 Accounts receivable, net                  51,840                                               51,840        (8,591)
 Other current assets                      39,337                     1,352                     40,689         3,675
                                      -------------------------------------------------------------------------------
   Total current assets                   137,678             -     110,631            -       248,309        (4,481)

 Property and equipment, net               43,164                                               43,164         1,379
 Intangible assets, net                   802,358                       (87)                   802,271        92,539
 Other assets                             (39,642)                   85,072                     45,430         1,707
 Investment in subsidiaries and
  affiliates                                        $    71,042     925,458  $  (996,500)            -       116,364
                                      -------------------------------------------------------------------------------
  Total assets                        $   943,558   $    71,042 $ 1,121,074  $  (996,500)  $ 1,139,174    $  207,508
                                      ================================================================================

Liabilities and equity (deficit):
Current portion of long-term debt     $     8,815                                          $     8,815
Accounts payable                            7,883                                                7,883    $      410
Other current liabilities                 139,831               $     6,380  $    (6,380)      139,831           389
                                      -------------------------------------------------------------------------------
  Total current liabilities               156,529             -       6,380       (6,380)      156,529           799

Long-term debt                          1,301,644                    83,176     (990,120)      394,700
Other liabilities                          10,242   $       592      29,364                     40,198
                                      -------------------------------------------------------------------------------
 Total liabilities                      1,468,415           592     118,920     (996,500)      591,427           799
Total equity (deficit)                   (524,857)       70,450   1,002,154                    547,747       206,709
                                      -------------------------------------------------------------------------------
Total liabilities and equity
 (deficit)                            $   943,558   $    71,042 $ 1,121,074  $  (996,500)  $ 1,139,174    $  207,508
                                      ===============================================================================


[RESTUB]


Condensed Combined Balance Sheets
(In thousands)


As of December 31, 2000                Eliminations   Combined
                                       ------------   --------
Assets:
Cash and cash equivalents                           $   152,215
Restricted cash                                           4,000
Accounts receivable, net                                 43,249
Other current assets                                     44,364
                                    ----------------------------
   Total current assets                         -       243,828

Property and equipment, net                              44,543
Intangible assets, net                                  894,810
Other assets                                             47,137
Investment in subsidiaries and
  affiliates                                            116,364
                                    ----------------------------
  Total assets                          $       -  $  1,346,682
                                    ============================

Liabilities and equity (deficit):
Current portion of long-term debt                  $      8,815
Accounts payable                                          8,293
Other current liabilities                               140,220
                                    ----------------------------
  Total current liabilities                     -       157,328

Long-term debt                                          394,700
Other liabilities                                        40,198
                                    ----------------------------
 Total liabilities                              -       592,226
Total equity (deficit)                                  754,456
                                    ----------------------------
Total liabilities and equity
 (deficit)                              $       -  $  1,346,682
                                    ============================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Balance Sheets
(In thousands)

                                                                                                           Pegasus
                                        Guarantor   Non-guarantor                            Pegasus     Development
As of December 31, 1999               Subsidiaries  Subsidiaries  Pegasus   Eliminations     Subtotal    Corporation
                                      ------------  ------------  -------   ------------     --------    -----------
Assets:
Cash and cash equivalents             $    15,085   $       494  $    5,756                $    21,335     $      16
Accounts receivable, net                   21,993                                               21,993         2,649
Other current assets                       19,469                                               19,469            69
                                      -------------------------------------------------------------------------------
  Total current assets                     56,547           494       5,756            -        62,797         2,734

Property and equipment, net                37,833                                               37,833             8
Intangible assets, net                    438,212         2,440       3,083                    443,735           539
Other assets                               34,343                   (23,995)                    10,348           425
Investment in subsidiaries and
  affiliates                                                        353,828  $  (353,828)                      4,598
                                      -------------------------------------------------------------------------------
  Total assets                        $   566,935   $     2,934  $  338,672  $  (353,828)  $   554,713     $   8,304
                                      ===============================================================================

Liabilities and equity (deficit):
Current portion of long-term debt     $    11,091                                              $11,091
Accounts payable                            7,963                                                7,963     $      82
Other current liabilities                  53,550                $    5,690  $    (5,690)       53,550            10
                                      -------------------------------------------------------------------------------
  Total current liabilities                72,604             -       5,690       (5,690)       72,604            92

Long-term debt                            500,681   $       314      82,776     (348,138)      235,633
Other liabilities                          36,627        (8,478)    (18,987)                     9,162
                                      -------------------------------------------------------------------------------
 Total liabilities                        609,912        (8,164)     69,479     (353,828)      317,399            92
Minority interest                           3,000                                                3,000
Total equity (deficit)                    (45,977)       11,098     269,193                    234,314         8,212
                                      -------------------------------------------------------------------------------
  Total liabilities and equity
   (deficit)                          $   566,935   $     2,934  $  338,672  $  (353,828)  $   554,713     $   8,304
                                      ===============================================================================

[RESTUB]

Condensed Combined Balance Sheets
(In thousands)


As of December 31, 1999             Eliminations     Combined
                                    ------------     --------
Assets:
Cash and cash equivalents                          $    21,351
Accounts receivable, net                                24,642
Other current assets                                    19,538
                                    ---------------------------
  Total current assets                         -        65,531

Property and equipment, net                             37,841
Intangible assets, net                                 444,274
Other assets                                            10,773
Investment in subsidiaries and
  affiliates                                             4,598
                                    ---------------------------
  Total assets                         $       -   $   563,017
                                    ===========================

Liabilities and equity (deficit):
Current portion of long-term debt                  $    11,091
Accounts payable                                         8,045
Other current liabilities                               53,560
                                    ---------------------------
  Total current liabilities                    -        72,696

Long-term debt                                         235,633
Other liabilities                                        9,162
                                    ---------------------------
 Total liabilities                             -       317,491
Minority interest                                        3,000
Total equity (deficit)                                 242,526
                                    ---------------------------
  Total liabilities and equity
   (deficit)                           $       -   $   563,017
                                    ===========================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Operations and Comprehensive Income (Loss) For the Year ended December 31, 2000
(In thousands)

                                                       Guarantor     Non-guarantor                                       Pegasus
                                                     Subsidiaries     Subsidiaries      Pegasus       Eliminations       Subtotal
                                                     ------------     ------------      -------       ------------       --------
Total revenue                                       $     487,995     $     4,601                     $     (4,601)   $     487,995
Total operating expenses                                  464,506         139,267      $        90          (4,601)         599,262
                                                  ----------------------------------------------------------------------------------

  Income (loss) from operations                            23,489        (134,666)             (90)              -         (111,267)

Interest expense                                           12,568                           43,667         (10,372)          45,863
Other                                                      (1,536)                          (2,578)                          (4,114)
                                                  ----------------------------------------------------------------------------------

  Income (loss) from continuing operations
    before income taxes and extraordinary items            12,457        (134,666)         (41,179)         10,372         (153,016)

Benefit for income taxes                                  (31,338)                         (13,369)                         (44,707)
Discontinued operations, net of taxes                      61,056             (32)            (632)                          60,392
                                                  ----------------------------------------------------------------------------------

  Income (loss) before extraordinary item                 104,851        (134,698)         (28,442)         10,372          (47,917)

Extraordinary loss on extinguishment of debt,
 net of taxes                                              (4,242)                          (1,512)                          (5,754)
                                                  ----------------------------------------------------------------------------------

  Net income (loss)                                       100,609        (134,698)         (29,954)         10,372          (53,671)

Other comprehensive loss:
  Unrealized loss on marketable equity securities,
    net of income taxes                                   (11,976)                                                          (11,976)
                                                  ----------------------------------------------------------------------------------

  Comprehensive income (loss)                       $      88,633   $    (134,698)     $   (29,954)   $     10,372    $     (65,647)
                                                  ==================================================================================


[RESTUB]

Condensed Combined Statements of Operations and Comprehensive Income (Loss) For the Year ended December 31, 2000
(In thousands)

                                                         Pegasus
                                                       Development
                                                       Corporation     Eliminations      Combined
                                                       -----------     ------------      --------
Total revenue                                                                         $     487,995
Total operating expenses                              $      4,601                          603,863
                                                  --------------------------------------------------

  Income (loss) from operations                             (4,601)               -        (115,868)

Interest expense                                                                             45,863
Other                                                          432                           (3,682)
                                                  --------------------------------------------------

  Income (loss) from continuing operations
    before income taxes and extraordinary items             (5,033)               -        (158,049)

Benefit for income taxes                                                                    (44,707)
Discontinued operations, net of taxes                                                        60,392
                                                  --------------------------------------------------

  Income (loss) before extraordinary item                   (5,033)               -         (52,950)

Extraordinary loss on extinguishment of debt,
 net of taxes                                                                                (5,754)
                                                  --------------------------------------------------

  Net income (loss)                                         (5,033)               -         (58,704)

Other comprehensive loss:
  Unrealized loss on marketable equity securities,
    net of income taxes                                                                     (11,976)
                                                  --------------------------------------------------

  Comprehensive income (loss)                         $     (5,033)     $         -   $     (70,680)
                                                  ==================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)


17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Operations
For the Year ended December 31, 1999
(In thousands)

                                                     Guarantor     Non-guarantor                                       Pegasus
                                                   Subsidiaries     Subsidiaries       Pegasus       Eliminations      Subtotal
                                                   ------------     ------------       -------       ------------      --------
Total revenue                                     $     209,903    $       2,826                    $      (2,859)  $     209,870
Total operating expenses                                206,167           74,663     $       769           (2,859)        278,740
                                                -----------------------------------------------------------------------------------

  Income (loss) from operations                           3,736          (71,837)           (769)               -         (68,870)

Interest expense                                         11,251                           16,581          (10,322)         17,510
Other                                                      (440)                             141                             (299)
                                                -----------------------------------------------------------------------------------

  Income (loss) from continuing operations
    before income taxes                                  (7,075)         (71,837)        (17,491)          10,322         (86,081)

Income taxes                                                100                                                               100
Discontinued operations                                   1,900              228                                            2,128
                                                -----------------------------------------------------------------------------------

  Net income (loss)                               $      (5,275)   $     (71,609)    $   (17,491)   $      10,322   $     (84,053)
                                                ===================================================================================


[RESTUB]

Condensed Combined Statements of Operations
For the Year ended December 31, 1999
(In thousands)

                                                     Pegasus
                                                   Development
                                                   Corporation     Eliminations      Combined
                                                   -----------     ------------      --------
Total revenue                                                                     $     209,870
Total operating expenses                          $        388                          279,128
                                                ------------------------------------------------

  Income (loss) from operations                           (388)               -         (69,258)

Interest expense                                                                         17,510
Other                                                       80                             (219)
                                                ------------------------------------------------

  Income (loss) from continuing operations
    before income taxes                                   (468)               -         (86,549)

Income taxes                                                                                100
Discontinued operations                                                                   2,128
                                                ------------------------------------------------

  Net income (loss)                               $       (468)     $         -   $     (84,521)
                                                ================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Operations
For the Year ended December 31, 1998
(In thousands)

                                                       Guarantor       Non-guarantor                                     Pegasus
                                                     Subsidiaries      Subsidiaries     Pegasus       Eliminations       Subtotal
                                                     ------------      ------------     -------       ------------       --------
Total revenue                                       $     128,409     $      1,209                    $     (1,395)   $     128,223
Total operating expenses                                  130,982           22,962    $        704          (1,395)         153,253
                                                  ---------------------------------------------------------------------------------

  Income (loss) from operations                            (2,573)         (21,753)           (704)              -          (25,030)

Interest expense                                           11,333               48          14,827         (10,273)          15,935
Other                                                        (380)                             170                             (210)
                                                  ---------------------------------------------------------------------------------

  Income (loss) from continuing operations
    before income taxes                                   (13,526)         (21,801)        (15,701)         10,273          (40,755)

Benefit for income taxes                                   (5,304)                                                           (5,304)
Discontinued operations                                     2,864           13,116                                           15,980
                                                  ---------------------------------------------------------------------------------

  Net income (loss)                                 $      (5,358)    $     (8,685)   $    (15,701)   $     10,273    $     (19,471)
                                                  =================================================================================

[RESTUB]


Condensed Combined Statements of Operations
For the Year ended December 31, 1998
(In thousands)

                                                      Pegasus
                                                     Development
                                                     Corporation     Eliminations      Combined
                                                     -----------     ------------      --------
Total revenue                                        $       328    $       (328)   $     128,223
Total operating expenses                                   4,303            (328)         157,228
                                                 -------------------------------------------------

  Income (loss) from operations                           (3,975)                         (29,005)

Interest expense                                                                           15,935
Other                                                                                        (210)
                                                 -------------------------------------------------

  Income (loss) from continuing operations
    before income taxes                                   (3,975)                         (44,730)

Benefit for income taxes                                                                   (5,304)
Discontinued operations                                                                    15,980
                                                 -------------------------------------------------

  Net income (loss)                                  $    (3,975)   $          -    $     (23,446)
                                                 =================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 2000
(in thousands)

                                                                                                                          Pegasus
                                                        Guarantor   Non-guarantor                             Pegasus    Development
                                                       Subsidiaries Subsidiaries    Pegasus    Eliminations   Subtotal   Corporation
                                                       ------------ -------------   -------    ------------   --------   -----------
Cash flows from operating activities:
Net loss                                               $   100,609    $(134,698)  $   (29,954)  $   10,372  $   (53,671)  $  (5,033)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Extraordinary loss on extinguishment of debt               9,280                                                9,280
  Depreciation and amortization                             99,846        2,440            60                   102,346         171
  Amortization of debt discount and deferred
     financing fees                                          3,412                                                3,412
  Change in assets and liabilities:
     Accounts receivable                                   (29,663)                                             (29,663)     11,240
     Accounts payable and accrued expenses                  41,280                                 (10,372)      30,908         707
     Prepaids and other                                    (16,735)                                             (16,735)
     Other                                                (159,772)        (314)       49,441                  (110,645)     (3,606)
                                                      ------------------------------------------------------------------------------
Net cash provided (used) by operating activities            48,257     (132,572)       19,547            -      (64,768)      3,479

Cash flows from investing activities:
   Acquisitions                                           (128,336)                                            (128,336)
   Capital expenditures                                    (29,221)                                             (29,221)     (1,371)
   Purchase of intangible assets                           (14,729)                     3,110                   (11,619)    (92,171)
   Other                                                   942,447                   (682,049)                  260,398    (113,048)
                                                      ------------------------------------------------------------------------------
Net cash provided (used) by investing activities           770,161            -      (678,939)           -       91,222    (206,590)

Cash flows from financing activities:
   Net proceeds from debt                                   87,871                                               87,871
   Other                                                  (875,873)     132,078       759,915                    16,120     203,530
                                                      ------------------------------------------------------------------------------
Net cash provided (used) by financing activities          (788,002)     132,078       759,915            -      103,991     203,530

Net increase (decrease) in cash and cash equivalents        30,416         (494)      100,523                   130,445         419
Cash and cash equivalents, beginning of year                15,085          494         5,756                    21,335          16

                                                      ------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $    45,501    $       -   $   106,279    $       -  $   151,780   $     435
                                                      ==============================================================================


[RESTUB]

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 2000
(in thousands)


                                                     Eliminations    Combined
                                                     ------------    --------
Cash flows from operating activities:
Net loss                                                           $   (58,704)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Extraordinary loss on extinguishment of debt                           9,280
  Depreciation and amortization                                        102,517
  Amortization of debt discount and deferred
     financing fees                                                      3,412
  Change in assets and liabilities:
     Accounts receivable                                               (18,423)
     Accounts payable and accrued expenses                              31,615
     Prepaids and other                                                (16,735)
     Other                                                            (114,251)
                                                     --------------------------
Net cash provided (used) by operating activities                -      (61,289)

Cash flows from investing activities:
   Acquisitions                                                       (128,336)
   Capital expenditures                                                (30,592)
   Purchase of intangible assets                                      (103,790)
   Other                                                               147,350
                                                     --------------------------
Net cash provided (used) by investing activities                -     (115,368)

Cash flows from financing activities:
   Net proceeds from debt                                               87,871
   Other                                                               219,650
                                                     --------------------------
Net cash provided (used) by financing activities                -      307,521

Net increase (decrease) in cash and cash equivalents                   130,864
Cash and cash equivalents, beginning of year                            21,351

                                                     --------------------------
Cash and cash equivalents, end of year                  $       -  $   152,215
                                                     ==========================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1999
(in thousands)

                                                                                                                           Pegasus
                                                         Guarantor   Non-guarantor                             Pegasus   Development
                                                        Subsidiaries Subsidiaries    Pegasus    Eliminations   Subtotal  Corporation
                                                        ------------ -------------   -------    ------------   --------  -----------
Cash flows from operating activities:
Net loss                                                $   (5,275) $    (71,609)  $  (17,491)   $  10,322   $  (84,053)  $    (468)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Depreciation and amortization                             57,256           203          696                    58,155           2
  Program rights amortization                                  398                                                  398
  Change in assets and liabilities:
     Accounts receivable                                   (12,994)                                             (12,994)        457
     Accounts payable and accrued expenses                  26,105            29                   (10,322)      15,812          90
     Prepaids and other                                     (2,666)                                              (2,666)
     Other                                                  (9,117)            8        7,290                    (1,819)        (69)
                                                      ------------------------------------------------------------------------------
Net cash provided (used) by operating activities            53,707       (71,369)      (9,505)           -      (27,167)         12

Cash flows from investing activities:
   Acquisitions                                           (106,902)                                            (106,902)
   Capital expenditures                                    (11,824)                                             (11,824)         (6)
   Purchase of intangible assets                            (3,908)                      (188)                   (4,096)       (375)
   Other                                                    16,031                    (19,685)                   (3,654)     (4,598)
                                                      ------------------------------------------------------------------------------
Net cash used for investing activities                    (106,603)            -      (19,873)           -     (126,476)     (4,979)

Cash flows from financing activities:
   Net proceeds from debt                                  108,855        (4,115)                               104,740
   Other                                                   (55,017)       72,886       29,816                    47,685       4,829
                                                      ------------------------------------------------------------------------------
Net cash provided by financing activities                   53,838        68,771       29,816            -      152,425       4,829

Net increase (decrease) in cash and cash equivalents           942        (2,598)         438                    (1,218)       (138)
Cash and cash equivalents, beginning of year                14,143         3,092        5,318                    22,553         154

                                                      ------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $   15,085  $        494   $    5,756    $       -   $   21,335   $      16
                                                      ==============================================================================


[RESTUB]

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1999
(in thousands)


                                                        Eliminations   Combined
                                                        ------------   --------
Cash flows from operating activities:
Net loss                                                             $  (84,521)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                          58,157
  Program rights amortization                                               398
  Change in assets and liabilities:
     Accounts receivable                                                (12,537)
     Accounts payable and accrued expenses                               15,902
     Prepaids and other                                                  (2,666)
     Other                                                               (1,888)
                                                      --------------------------
Net cash provided (used) by operating activities                 -      (27,155)

Cash flows from investing activities:
   Acquisitions                                                        (106,902)
   Capital expenditures                                                 (11,830)
   Purchase of intangible assets                                         (4,471)
   Other                                                                 (8,252)
                                                      --------------------------
Net cash used for investing activities                           -     (131,455)

Cash flows from financing activities:
   Net proceeds from debt                                               104,740
   Other                                                                 52,514
                                                      --------------------------
Net cash provided by financing activities                        -      157,254

Net increase (decrease) in cash and cash equivalents                     (1,356)
Cash and cash equivalents, beginning of year                             22,707

                                                      --------------------------
Cash and cash equivalents, end of year                   $       -   $   21,351
                                                      ==========================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)

17.  Subsidiary Guarantees (continued)

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1998
(in thousands)

                                                                                                                           Pegasus
                                                         Guarantor   Non-guarantor                             Pegasus   Development
                                                        Subsidiaries Subsidiaries    Pegasus    Eliminations   Subtotal  Corporation
                                                        ------------ -------------   -------    ------------   --------  -----------
Cash flows from operating activities:
Net loss                                                $   (5,358)  $    (8,685)  $  (15,701)   $  10,273   $  (19,471)  $  (3,975)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                             42,166           602          680                    43,448
  Program rights amortization                                  397                                                  397
  Change in assets and liabilities:
     Accounts receivable                                    (2,135)            1                                 (2,134)     (3,106)
     Accounts payable and accrued expenses                  14,822        (2,174)                  (10,273)       2,375
     Prepaids and other                                        (42)           56                                     14
     Other                                                 (27,769)      (12,386)      19,209                   (20,946)          3
                                                      ------------------------------------------------------------------------------
Net cash provided (used) by operating activities            22,081       (22,586)       4,188            -        3,683      (7,078)

Cash flows from investing activities:
   Acquisitions                                           (109,168)                                            (109,168)
   Capital expenditures                                     (9,509)         (266)                                (9,775)         (2)
   Purchase of intangible assets                            (1,919)          (94)                                (2,013)       (166)
   Other                                                    80,589        15,182      (68,199)                   27,572
                                                      ------------------------------------------------------------------------------
Net cash provided (used) for investing activities          (40,007)       14,822      (68,199)           -      (93,384)       (168)

Cash flows from financing activities:
   Net proceeds from debt                                   24,350        (3,084)                                21,266
   Other                                                    (1,451)       11,429       64,000                    73,978       7,400
                                                      ------------------------------------------------------------------------------
Net cash provided by financing activities                   22,899         8,345       64,000            -       95,244       7,400

Net increase (decrease) in cash and cash equivalents         4,973           581          (11)                    5,543         154
Cash and cash equivalents, beginning of year                 9,170         2,511        5,329                    17,010

                                                      ------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $   14,143   $     3,092   $    5,318    $       -   $   22,553   $     154
                                                      ==============================================================================


[RESTUB]

Condensed Combined Statements of Cash Flows
For the Year ended December 31, 1998
(in thousands)


                                                        Eliminations   Combined
                                                        ------------   --------
Cash flows from operating activities:
Net loss                                                             $  (23,446)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                          43,448
  Program rights amortization                                               397
  Change in assets and liabilities:
     Accounts receivable                                                 (5,240)
     Accounts payable and accrued expenses                                2,375
     Prepaids and other                                                      14
     Other                                                              (20,943)
                                                      --------------------------
Net cash provided (used) by operating activities                 -       (3,395)

Cash flows from investing activities:
   Acquisitions                                                        (109,168)
   Capital expenditures                                                  (9,777)
   Purchase of intangible assets                                         (2,179)
   Other                                                                 27,572
                                                      --------------------------
Net cash provided (used) for investing activities                -      (93,552)

Cash flows from financing activities:
   Net proceeds from debt                                                21,266
   Other                                                                 81,378
                                                      --------------------------
Net cash provided by financing activities                        -      102,644

Net increase (decrease) in cash and cash equivalents                      5,697
Cash and cash equivalents, beginning of year                             17,010

                                                      --------------------------
Cash and cash equivalents, end of year                   $       -   $   22,707
                                                      ==========================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)


18.  Quarterly (Unaudited) Financial Information as Reported and Restated

         At year end 2000, PSC corrected the purchase accounting and allocation of the purchase consideration for the DTS acquisition. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The cumulative effect on the Company of the revised purchase accounting from the date that DTS was merged into the Company was: a reduction in the valuation allowance applied to deferred income tax assets of $43.0 million, a reduction in the amount of the purchase price allocated to DBS rights assets of $49.2 million, a reduction in the accumulated amortization of DBS rights assets of $25.3 million, a reduction in deferred income tax liabilities of $21.5 million, an increase in other assets of $10.0 million and an increase in additional paid in capital of $2.1 million. The adjustment to additional paid in capital relates to the cumulative effects of the purchase accounting revisions on periods that DTS was a direct subsidiary of PSC and that would have affected the amount of PSC's investment in DTS that it contributed to the Company. The effect of these revisions in the statement of operations for 2000 was a reduction of DBS rights amortization expense of $15.4 million and an increase in income tax benefits of $33.0 million.

         Because of the magnitude of this revision, the Company is restating affected financial information previously reported for each quarter ended within 2000. These restatements are presented below. As DTS was contributed to the Company in January 2000, there is no impact on reported 1998 and 1999 financial information.

         Following is unaudited quarterly statement of operations information for each quarter ended within 1999 and 2000. The information required to be reported in this quarterly summary is net revenues, loss from operations, loss before extraordinary items and net loss. This information is presented as previously reported and as restated for the effects of the DTS purchase accounting revision referred to above. In addition to these items, the Company is presenting other items previously reported within each quarter of 2000 that are affected by and being restated for the purchase accounting revision.


                                                                  Quarter Ended (unaudited)
                                              March 31,         June 30,         September 30,        December 31,
                    (in thousands)              2000              2000               2000                 2000
                                            --------------    -------------     ----------------    -----------------
Net revenues, as reported..................... $103,956          $114,519          $122,338             $147,182
DBS depreciation and amortization expense:
   As reported................................   22,450            24,731            26,451
   As restated................................   20,274            20,874            21,754
Loss from operations:
   As reported................................  (24,239)          (24,162)          (40,662)             (37,535)
   As restated................................  (22,063)          (20,305)          (35,965)
Benefit for income taxes:
   As reported................................   (3,806)           (3,019)           (2,446)
   As restated................................   (9,340)          (13,094)          (19,215)
Discontinued operations:
   As reported................................      491               163            59,946
   As restated................................      304               101            59,726
Income (loss) before extraordinary items:
   As reported................................  (30,661)          (32,690)           11,142              (43,380)
   As restated................................  (23,138)          (18,820)           32,388
Extraordinary items:
   As reported................................   (9,280)                -                 -
   As restated................................   (5,754)                -                 -
Net income (loss):
   As reported................................  (39,941)          (32,690)           11,142              (43,380)
   As restated................................  (28,892)          (18,820)           32,388


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (continued)


18. Quarterly (Unaudited) Financial Information as Reported and Restated (continued)

                                                                   Quarter Ended (unaudited)
                                            -------------------------------------------------------------------------
                                              March 31,         June 30,         September 30,        December 31,
                    (in thousands)              1999              1999                1999                1999
                                            --------------    -------------     ----------------    -----------------
Net revenues, as reported.................     $42,239          $47,713              $55,312              $64,607
Loss from operations......................     (12,522)         (15,480)             (23,492)             (17,764)
Loss before extraordinary items...........     (16,290)         (18,800)             (27,417)             (22,014)
Net loss..................................     (16,290)         (18,800)             (27,417)             (22,014)

         Following is balance sheet information for each quarter ended in 2000 as previously reported and restated for the effects of the DTS purchase accounting revision.

                                                               Quarter Ended (unaudited)
                                                   March 31,          June 30,         September 30,
                     (in thousands)                   2000              2000                2000
                                                  -------------    --------------    -----------------
Intangible assets, net:
   As reported..................................    $847,183          $826,934             $823,382
   As restated..................................     810,047           793,654              794,799
Noncurrent deferred income tax assets:
   As reported..................................      20,211            33,062               23,673
   As restated..................................           -                 -                    -
Net noncurrent deferred income tax liabilities:
   As reported..................................     104,806           115,135              103,205
   As restated..................................      34,284            21,749                  715
Total stockholder's equity:
   As reported..................................     559,131           558,884              647,330
   As restated..................................     572,305           585,928              695,620

19.  Subsequent Events

         On February 22, 2001, Pegasus Communications Corporation adopted a new holding company structure. In the reorganization, all common and preferred stock of PSC (formerly named Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and thereby, PSC became a direct subsidiary of the new holding company. PSC distributed its investment in PDC to the new holding company. PSC continues to operate the existing DBS, broadcast and broadband and TV centric Internet access businesses. The reorganization was accounted for as a recapitalization in which the historical basis of assets and liabilities existing at the date of the reorganization did not change.

PEGASUS MEDIA & COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1998, 1999 and 2000
(In thousands)



                                  Balance at      Additions         Additions
                                 Beginning of     Charged To        Charged To                     Balance at
Description                         Period         Expenses       Other Accounts     Deductions   End of Period
 Allowance for Uncollectible
     Accounts Receivable
          Year 1998                  $ 319         $ 1,976                -         $ 1,911 (b)       $    384
          Year 1999                    384           5,122                -           4,439 (b)          1,067
          Year 2000                  1,067          11,653         $    343 (a)      10,760 (b)          2,303


   Valuation Allowance for
     Deferred Tax Assets
          Year 1998                $13,297         $17,527                -         $ 6,539 (d)       $ 24,285
          Year 1999                 24,285          31,473                -          11,943 (d)         43,815
          Year 2000                 43,815               -         $106,025 (c)      43,815 (d)        106,025


(a) Amount included when Digital Television Services, Inc. was merged into a subsidiary of the registrant.
(b)   Amounts written off, net of recoveries.
(c)   Net operating loss carryforwards recognized during the year.
(d) Reductions in valuation allowances determined to be no longer required during the year.