Form 10-Q/A
period 2001-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-05-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2000

                                                                                                 Page
                                                                                                 ----
Introductory Statement on Amended Filing                                                           3

Part I.  Financial Information (as restated)


         Item 1            Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1999 and March 31, 2000                                  4

                           Combined Statements of Operations
                             Three months ended March 31, 1999 and 2000                            5

                           Combined Statements of Cash Flows
                             Three months ended March 31, 1999 and 2000                            6

                           Notes to Combined Financial Statements                                  7


         Item 2            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                            18

         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                          26

Part II.  Other Information


         Item 1            Legal Proceedings                                                      27

         Item 6            Exhibits and Reports on Form 8-K                                       27

         Signature                                                                                28



                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                  For the Quarterly Period Ended March 31, 2000




                    Introductory Statement on Amended Filing


         This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended March 31, 2000 as filed on May 15, 2000. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts. The effects of the restatement on the financial statements are discussed in Note 3 of the Notes to Combined Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-Q except as amended for the effects of the restatements.

                           Pegasus Media & Communications, Inc.
                                 Combined Balance Sheets

                                  (Dollars in thousands)

                                                                               December 31,          March 31,
                                                                                   1999                2000
                                                                               ------------        -------------
                                                                                          (unaudited)
                                      ASSETS                                                       (as restated,
                                                                                                    see Note 3)
Current assets:
   Cash and cash equivalents                                                      $21,351                $24,046
   Accounts receivable, less allowance for doubtful accounts of
       $1,067 and $1,459, respectively                                             24,642                 26,112
   Inventory                                                                        9,506                 15,599
   Program rights                                                                   4,373                  4,140
   Deferred taxes                                                                     406                    406
   Net advances to affiliates                                                       1,790                  1,646
   Prepaid expenses and other                                                       3,463                  5,040
                                                                                 --------             ----------
     Total current assets                                                          65,531                 76,989
Property and equipment, net                                                        37,841                 43,141
Intangible assets, net                                                            437,774                810,047
Deferred financing costs, net                                                       6,500                 10,244
Program rights                                                                      5,731                  4,732
Deferred taxes                                                                     30,447                      -
Investment in affiliates                                                            4,598                116,499
Deposits and other                                                                  5,042                  5,800
                                                                                 --------             ----------
   Total assets                                                                  $593,464             $1,067,452
                                                                                 ========             ==========


                              LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                              $11,091                 $8,966
   Accounts payable                                                                 8,045                  9,109
   Accrued interest                                                                 6,253                  8,527
   Accrued satellite programming, fees and commissions                             24,314                 40,245
   Accrued expenses                                                                11,817                 16,191
   Amounts due seller                                                               6,729                     -
   Current portion of program rights payable                                        4,447                  4,281
                                                                                 --------             ----------
     Total current liabilities                                                     72,696                 87,319
Long-term debt                                                                    235,633                367,248
Program rights payable                                                              4,211                  3,296
Deferred taxes, net                                                                35,398                 34,284
                                                                                 --------             ----------
    Total liabilities                                                             347,938                492,147
                                                                                 --------             ----------
Commitments and contingent liabilities (see Note 10)

Minority interest                                                                   3,000                  3,000

Common stockholder's equity:
   Class A common stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                                         2                      2
   Class B common stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                                           -                      -
   Additional paid-in capital                                                     378,889                737,560
   Accumulated deficit                                                           (136,365)              (165,257)
                                                                                 --------             ----------
     Total stockholder's equity                                                   242,524                572,303
                                                                                 --------             ----------
   Total liabilities and stockholder's equity                                    $593,464             $1,067,452
                                                                                 ========             ==========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)


                                                                             Three Months Ended March 31,
                                                                            --------------------------------
                                                                               1999                   2000
                                                                            ---------              ---------
                                                                                       (unaudited)
                                                                                                  (as restated,
                                                                                                   see Note 3)
Net revenues:
     DBS                                                                    $  34,336              $  95,857
     Broadcast                                                                  7,903                  8,099
                                                                            ---------              ---------
       Total net revenues                                                      42,239                103,956

Operating expenses:
     DBS
        Programming, technical, general and administrative                     23,796                 67,858
        Marketing and selling                                                  11,797                 25,409
        Incentive compensation                                                    325                    400
        Depreciation and amortization                                           9,922                 20,274
     Broadcast
        Programming, technical, general and administrative                      4,936                  5,945
        Marketing and selling                                                   1,467                  1,869
        Incentive compensation                                                    156                     15
        Depreciation and amortization                                           1,184                  1,316
     Corporate expenses                                                           882                  1,915
     Corporate depreciation and amortization                                      174                     25
     Development costs                                                           --                      427
     Other expense, net                                                           122                    566
                                                                            ---------              ---------
       Loss from operations                                                   (12,522)               (22,063)

Interest expense                                                               (3,958)               (10,761)
Interest income                                                                   142                    158
                                                                            ---------              ---------
     Loss from continuing operations before income
       taxes, equity loss and extraordinary items                             (16,338)               (32,666)
Provision (benefit) for income taxes                                               85                 (9,340)
Equity in net loss of unconsolidated affiliates                                  --                     (116)
                                                                            ---------              ---------
     Loss from continuing operations before
       extraordinary items                                                    (16,423)               (23,442)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $187 in 2000                         133                    304
                                                                            ---------              ---------
     Loss before extraordinary items                                          (16,290)               (23,138)
Extraordinary loss from extinguishment of debt, net of
  income taxes of $(3,526)                                                       --                   (5,754)
                                                                            ---------              ---------
     Net loss                                                               ($ 16,290)             ($ 28,892)
                                                                            =========              =========


             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Three months ended March 31,
                                                                     1999                  2000
                                                                   --------              --------
                                                                            (unaudited)
                                                                                       (as restated,
                                                                                        see Note 3)
Cash flows from operating activities:
   Net loss                                                        ($16,290)             ($28,892)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
     Extraordinary loss on
      extinguishment of debt, net                                      --                   9,280
     Depreciation and amortization                                   12,364                23,685
     Program rights amortization                                        783                 1,221
     Amortization of debt discount and deferred financing fees           99                 1,109
     Stock incentive compensation                                       503                   500
     Equity in net loss of unconsolidated affiliates                   --                     116
     Bad debt expense                                                   641                 2,808
     Deferred income taxes                                               85               (12,729)
     Change in current assets and liabilities:
        Accounts receivable                                           1,314                 7,363
        Inventory                                                       281                (6,093)
        Prepaid expenses and other                                       52                  (750)
        Accounts payable and accrued expenses                          (716)               (5,315)
        Accrued interest                                             (2,639)                2,274
        Deposits and other                                             --                    (483)
                                                                   --------              --------
   Net cash used by operating activities                             (3,523)               (5,906)
                                                                   --------              --------
Cash flows from investing activities:
      Acquisitions                                                  (65,776)              (35,967)
      Cash acquired in merger with affiliate                           --                   3,236
      Capital expenditures                                           (1,464)               (3,619)
      Purchase of intangible assets                                    (562)                  (95)
      Payments for programming rights                                  (735)               (1,068)
      Investment in affiliate                                          --                 (14,462)
                                                                   --------              --------
   Net cash used by investing activities                            (68,537)              (51,975)
                                                                   --------              --------
Cash flows from financing activities:
      Repayments of long-term debt                                   (6,818)               (9,761)
      Net (repayments) borrowings on bank credit facilities         (23,500)               70,800
      Net contributions by parent                                   101,646                 8,937
      Net advances to affiliates                                     (8,939)               (1,168)
      Restricted cash                                                 1,000                  --
      Deferred financing costs                                          (15)               (8,194)
      Capital lease repayments                                          (33)                  (38)
                                                                   --------              --------
   Net cash provided by financing activities                         63,341                60,576
                                                                   --------              --------
Net (decrease) increase in cash and cash equivalents                 (8,719)                2,695
Cash and cash equivalents, beginning of year                         22,707                21,351
                                                                   --------              --------
Cash and cash equivalents, end of period                           $ 13,988              $ 24,046
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

2.    Basis of Presentation

         The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries and the accounts of Pegasus Development Corporation ("PDC"). All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes, and certain amounts for 2000 have been restated (see Note 3).

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

3.    Restatement of Financial Statements

         At year end 2000, the Company corrected the purchase accounting and allocation of the purchase consideration in the acquisition of Digital Television Services, Inc. ("DTS"). DTS was acquired by PCC in 1998 and then contributed by PCC to the Company in January 2000. DTS was then merged with and into a subsidiary of the Company. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction of the purchase accounting and allocation of the purchase consideration affected amounts recorded by the Company at the date that DTS was contributed to the Company and thereafter. The effects of the corrected accounting and consideration allocation as of and for the three months ended March 31, 2000 are shown below.

As of March 31, 2000:
o Reduction of $43.9 million in the valuation allowance against deferred tax assets;
o  Reduction of $49.2 million in DBS rights assets;
o  Reduction of $12.0 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $6.4 million; and
o  An increase in additional paid-in capital of $2.1 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3.    Restatement of Financial Statements - (Continued)

For the three months ended March 31, 2000:
o  Reduction of amortization expense for DBS rights assets of $2.2 million; and
o  A net increase in income tax benefits of $8.8 million.

The adjustment to additional paid-in capital relates to the cumulative effects of the purchase accounting revisions on periods that DTS was a direct subsidiary of PCC and that would have affected the amount of PCC's investment in DTS that it contributed to the Company.

         Because of the magnitude of the corrections discussed above, the Company restated financial information herein from that previously reported as of and for the three months ended March 31, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding subtotals on the financial statements.

                                                                                     As               As Previously
(in thousands)                                                                    Restated              Reported
                                                                               ---------------        --------------
Balance sheet items as of March 31, 2000:
Intangible assets, net of accumulated amortization                               $   810,047          $  847,183
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $64.1 million to deferred tax liabilities                                 -              20,211
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $64.1 million                                                                       34,284             104,806
Additional paid-in capital                                                           737,560             735,435
Accumulated deficit                                                                 (165,257)           (176,306)
Total assets and liabilities                                                       1,067,452           1,124,800

Statement of operations items for the three months ended March 31, 2000:
DBS depreciation and amortization                                                     20,274              22,450
Income tax benefit                                                                    (9,340)             (3,806)
Income from discontinued operations                                                      304                 491
Loss before extraordinary items                                                      (23,138)            (30,661)
Extraordinary loss                                                                    (5,754)             (9,280)
Net loss                                                                             (28,892)            (39,941)


Cash flows of the Company were not impacted by the corrected purchase accounting and consideration allocation. As DTS was contributed to the Company in January 2000, there was no impact on the 1999 reported information.

4.   Investment in Affiliates

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

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 200,000 shares of PCC's Class A Common Stock (amounting to $18.8 million) and PCC's agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of PCC's Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


4.   Investment in Affiliates - (Continued)

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

5.   Common Stock

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

6.   Long-Term Debt, as restated

     Long-term debt consists of the following (in thousands):

                                                                                December 31,         March 31,
                                                                                    1999                2000
                                                                                    ----                ----
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.1 million as of December 31, 1999
    and March 31, 2000, respectively......................................        $ 82,776            $ 82,876
Senior  six-year  $180.0 million  revolving  credit  facility,  payable by
    Pegasus,  interest at the  Company's  option at either the bank's base
    rate plus an applicable margin or LIBOR plus an applicable margin.....         142,500                   -
Senior five-year $225.0 million  revolving  facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin...............               -                   -
Senior  five-year  $275.0 million term loan facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin...............               -             275,000
Mortgage payable, due 2000, interest at 8.75%.............................             431                   -
Sellers' notes, due 2000 to 2005, interest at 3% to 8%....................          20,707              18,029
Capital leases and other..................................................             310                 309
                                                                                  --------            --------
                                                                                   246,724             376,214
Less current maturities...................................................          11,091               8,966
                                                                                  --------            --------
Long-term debt............................................................        $235,633            $367,248
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

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


6.   Long-Term Debt, as restated - (Continued)

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

         Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan and outstanding balances under the PM&C Credit Facility were repaid. Unamortized deferred financing fees associated with outstanding debt repaid were written off and the Company recognized an extraordinary loss on the extinguishment of debt of $5.8 million, net of income tax benefit of $3.5 million, as restated. The net amount of the extinguishment of debt was restated to include an allocable portion of income taxes that resulted from the DTS purchase accounting correction (see Note 3). Additionally, in connection with the closing of the New PM&C Credit Facility, Digital Television Services, Inc. ("DTS"), a wholly owned subsidiary of PCC, was merged with and into a subsidiary of Pegasus.

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

7.   Acquisitions

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

8.   Discontinued Operations, as restated

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Net revenues..............................................................          $3,071            $6,199
Income from operations....................................................             127               397
Provision for income taxes, as restated...................................               -               187
Income from discontinued operations, as restated..........................             133               304


The provision for income taxes and income from discontinued operations was restated to include an allocable portion of income taxes that resulted from the DTS purchase accounting correction (see Note 3).

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


9.   Supplemental Cash Flow Information

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

10.  Commitments and Contingent Liabilities

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

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10. Commitments and Contingent Liabilities - (Continued)

received relating to programming and other services. On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions.

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

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):
                                                 Annual
           Year                               Minimum Fees
           ----                              --------------
           2000............................      $12,600
           2001............................       18,216
           2002............................       20,250
           2003............................       20,250
           2004............................       20,250
                                                 -------
           Total minimum payments..........      $91,566
                                                 =======

11.  Industry Segments, as restated

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 38 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $322,000 and $141,000 for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $251,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $892,000 and $1.7 million for the three months ended March 31, 1999 and 2000, respectively. All other capital expenditures for the three months ended March 31, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS

                         PEGASUS MEDIA & COMMUNICATIONS
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

11.  Industry Segments, as restated - (Continued)

segment were $394.6 million and $788.8 million, as restated from that previously reported of $825.9 million (see Note 3), as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's Broadcast segment were $66.1 million and $63.0 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.2 million and $84.5 million as of December 31, 1999 and March 31, 2000, respectively. All other identifiable assets as of December 31, 1999 and March 31, 2000 were at the corporate level.

12.  Subsidiary Guarantees, as restated

         The 12.5% Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the wholly owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc., Pegasus Satellite Development Corporation ("PSDC") and Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the 12.5% Series B Notes ("Non-guarantor Subsidiaries"). As the result of these subsidiaries not being guarantors of the 12.5% Series B Notes, the following condensed combining financial statements have been provided, as restated for the items discussed in Note 3. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material to investors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Balance Sheets
(in thousands)

                                                        Guarantor        Non-guarantor
As of March 31, 2000, as restated                      Subsidiaries      Subsidiaries        Pegasus        Eliminations
                                                      --------------     -------------       -------        ------------
Assets:
Cash and cash equivalents                                   $23,455              $180
Accounts receivable, net                                     26,230
Other current assets                                         25,361
                                                 --------------------------------------------------------------------------
  Total current assets                                       75,046               180                -                 -

Property and equipment, net                                  42,774
Intangible assets, net                                      806,906             2,389             $200
Other assets                                                  9,932                             10,419
Investment in subsidiaries and affiliates                                      71,042          822,594         ($893,636)
                                                 --------------------------------------------------------------------------
  Total assets                                             $934,658           $73,611         $833,213         ($893,636)
                                                 ==========================================================================

Liabilities and total equity:
Current portion of long-term debt                            $8,966
Accounts payable                                              9,039
Other current liabilities                                    69,171                             $7,931           ($7,931)
                                                 --------------------------------------------------------------------------
  Total current liabilities                                  87,176                 -            7,931            (7,931)
Long-term debt                                            1,169,763              $314           82,876          (885,705)
Other liabilities                                            45,137            (8,799)           1,242
                                                 --------------------------------------------------------------------------
 Total liabilities                                        1,302,076            (8,485)          92,049          (893,636)
Minority interest                                             3,000
Total equity (deficit)                                     (370,418)           82,096          741,164
                                                 --------------------------------------------------------------------------
  Total liabilities and equity                             $934,658           $73,611         $833,213         ($893,636)
                                                 ==========================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                                   $15,085              $494           $5,756
Accounts receivable, net                                     21,993
Other current assets                                         19,469
                                                 --------------------------------------------------------------------------
  Total current assets                                       56,547               494            5,756                 -

Property and equipment, net                                  37,833
Intangible assets, net                                      438,212             2,440            3,083
Other assets                                                 34,343                              6,452
Investment in subsidiaries and affiliates                                                      353,828         ($353,828)
                                                 --------------------------------------------------------------------------
  Total assets                                             $566,935            $2,934         $369,119         ($353,828)
                                                 ==========================================================================

Liabilities and total equity:
Current portion of long-term debt                           $11,091
Accounts payable                                              7,963
Other current liabilities                                    53,550                             $5,690           ($5,690)
                                                 --------------------------------------------------------------------------
  Total current liabilities                                  72,604                 -            5,690            (5,690)
Long-term debt                                              500,681              $314           82,776          (348,138)
Other liabilities                                            36,627            (8,478)          11,460
                                                 --------------------------------------------------------------------------
 Total liabilities                                          609,912            (8,164)          99,926          (353,828)
Minority interest                                             3,000
Total equity (deficit)                                      (45,977)           11,098          269,193
                                                 --------------------------------------------------------------------------
  Total liabilities and equity                             $566,935            $2,934         $369,119         ($353,828)
                                                 ==========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)
[RESTUBBED TABLE]

                                                                             Pegasus
                                                           Pegasus         Development
As of March 31, 2000, as restated                         Subtotal         Corporation       Eliminations         Totals
                                                          ---------       -------------      -------------        ------
Assets:
Cash and cash equivalents                                    $23,635               $411                             $24,046
Accounts receivable, net                                      26,230               (118)                             26,112
Other current assets                                          25,361              1,470                              26,831
                                                 ---------------------------------------------------------------------------
  Total current assets                                        75,226              1,763                 -            76,989

Property and equipment, net                                   42,774                367                              43,141
Intangible assets, net                                       809,495                552                             810,047
Other assets                                                  20,351                425                              20,776
Investment in subsidiaries and affiliates                          -            116,499                             116,499
                                                 ---------------------------------------------------------------------------
  Total assets                                              $947,846           $119,606                 -        $1,067,452
                                                 ===========================================================================

Liabilities and total equity:
Current portion of long-term debt                             $8,966                                                 $8,966
Accounts payable                                               9,039                $70                               9,109
Other current liabilities                                     69,171                 73                              69,244
                                                 ---------------------------------------------------------------------------
  Total current liabilities                                   87,176                143                 -            87,319
Long-term debt                                               367,248                                                367,248
Other liabilities                                             37,580                                                 37,580
                                                 ---------------------------------------------------------------------------
 Total liabilities                                           492,004                143                 -           492,147
Minority interest                                              3,000                                                  3,000
Total equity (deficit)                                       452,842            119,463                             572,305
                                                 ---------------------------------------------------------------------------
  Total liabilities and equity                              $947,846           $119,606                 -        $1,067,452
                                                 ===========================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                                    $21,335                $16                             $21,351
Accounts receivable, net                                      21,993              2,649                              24,642
Other current assets                                          19,469                 69                              19,538
                                                 ---------------------------------------------------------------------------
  Total current assets                                        62,797              2,734                 -            65,531

Property and equipment, net                                   37,833                  8                              37,841
Intangible assets, net                                       443,735                539                             444,274
Other assets                                                  40,795                425                              41,220
Investment in subsidiaries and affiliates                          -              4,598                               4,598
                                                 ---------------------------------------------------------------------------
  Total assets                                              $585,160             $8,304                 -          $593,464
                                                 ===========================================================================

Liabilities and total equity:
Current portion of long-term debt                            $11,091                                                $11,091
Accounts payable                                               7,963                $82                               8,045
Other current liabilities                                     53,550                 10                              53,560
                                                 ---------------------------------------------------------------------------
  Total current liabilities                                   72,604                 92                 -            72,696
Long-term debt                                               235,633                                                235,633
Other liabilities                                             39,609                                                 39,609
                                                 ---------------------------------------------------------------------------
 Total liabilities                                           347,846                 92                 -           347,938
Minority interest                                              3,000                                                  3,000
Total equity (deficit)                                       234,314              8,212                             242,526
                                                 ---------------------------------------------------------------------------
  Total liabilities and equity                              $585,160             $8,304                 -          $593,464
                                                 ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Statements of Operations
For the Three Months ended March 31, 2000, as restated

(in thousands)
                                                 Guarantor      Non-guarantor
                                               Subsidiaries      Subsidiaries       Pegasus        Eliminations
                                               ------------     -------------       -------        ------------
Total revenue                                    $103,956           $1,117                            ($1,117)
Total operating expenses                          101,212           25,460              $26            (1,117)
                                             ----------------------------------------------------------------------

Income (loss) from operations                       2,744          (24,343)             (26)                -

Interest expense                                    3,608                             9,741            (2,588)
Other                                                (157)                               (1)
                                             ----------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss                (707)         (24,343)          (9,766)            2,588
Provision for income taxes                                                           (9,340)
Equity loss
Discontinued operations                               305               (1)
                                             ----------------------------------------------------------------------
Income (loss) before extraordinary item              (402)         (24,344)            (426)            2,588
Extraordinary loss on extinguishment of debt       (4,242)                           (1,512)
                                             ----------------------------------------------------------------------
Net income (loss)                                 ($4,644)        ($24,344)         ($1,938)           $2,588
                                             ======================================================================

[RESTUBBED TABLE]

(in thousands)                                                     Pegasus
                                                 Pegasus         Development
                                                 Subtotal        Corporation      Eliminations        Totals
                                                 --------       -------------     ------------        -------
Total revenue                                     $103,956                                            $103,956
Total operating expenses                           125,581              $438                           126,019
                                             ------------------------------------------------------------------

Income (loss) from operations                      (21,625)             (438)               -          (22,063)

Interest expense                                    10,761                                              10,761
Other                                                 (158)                                               (158)
                                             ------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and equity loss              (32,228)             (438)               -          (32,666)
Provision for income taxes                          (9,340)                                             (9,340)
Equity loss                                              -              (116)                             (116)
Discontinued operations                                304                                                 304
                                             ------------------------------------------------------------------
Income (loss) before extraordinary item            (22,584)             (554)               -          (23,138)
Extraordinary loss on extinguishment of debt        (5,754)                                             (5,754)
                                             ------------------------------------------------------------------
Net income (loss)                                 ($28,338)            ($554)               -         ($28,892)
                                             ==================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Statements of Operations
For the Three Months ended March 31, 1999

(in thousands)
                                                 Guarantor      Non-guarantor
                                               Subsidiaries      Subsidiaries       Pegasus        Eliminations
                                               ------------     -------------       -------        ------------
Total revenue                                     $42,264             $346                              ($371)
Total operating expenses                           43,110           11,848             $174              (371)
                                             ----------------------------------------------------------------------

Income (loss) from operations                        (846)         (11,502)            (174)                -

Interest expense                                    2,821                             3,713            (2,576)
Other                                                (106)                              (36)
                                             ----------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                              (3,561)         (11,502)          (3,851)            2,576
Provision for income taxes                             85
Discontinued operations                               120               13
                                             ----------------------------------------------------------------------
Net income (loss)                                 ($3,526)        ($11,489)         ($3,851)           $2,576
                                             ======================================================================

[RESTUBBED TABLE]
                                                                     Pegasus
                                                   Pegasus         Development
                                                   Subtotal        Corporation      Eliminations        Totals
                                                   --------        -----------      ------------        ------
Total revenue                                      $42,239                                             $42,239
Total operating expenses                            54,761                                              54,761
                                             ------------------------------------------------------------------

Income (loss) from operations                      (12,522)                -                -          (12,522)

Interest expense                                     3,958                                               3,958
Other                                                 (142)                                               (142)
                                             ------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                              (16,338)                -                -          (16,338)
Provision for income taxes                              85                                                  85
Discontinued operations                                133                                                 133
                                             ------------------------------------------------------------------
Net income (loss)                                 ($16,290)                -                -         ($16,290)
                                             ==================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 2000, as restated

(in thousands)
                                                               Guarantor      Non-guarantor
                                                               Subsidiaries    Subsidiaries       Pegasus      Eliminations
                                                               ------------    ------------       -------      ------------
Cash flows from operating activities:
Net income (loss)                                                 ($4,644)         ($24,344)       ($1,938)         $2,588
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                    23,609                51             14
  Program rights amortization                                       1,221
  Change in assets and liabilities:
     Accounts receivable                                            4,596
     Accounts payable and accrued expenses                           (504)                                          (2,588)
     Prepaids and other                                              (750)
     Other                                                         (9,965)                           5,874
                                                           -------------------------------------------------------------------
Net cash provided (used) by operating activities                   13,563           (24,293)         3,950               -

Cash flows from investing activities:
   Acquisitions                                                   (35,967)
   Capital expenditures                                            (3,260)
   Purchase of intangible assets                                   (2,940)                           2,869
   Other                                                          592,552                         (492,945)
                                                           -------------------------------------------------------------------
Net cash provided (used) for investing activities                 550,385                 -       (490,076)              -

Cash flows from financing activities:
   Proceeds from debt                                             275,000
   Repayment of debt                                             (213,999)
   Other                                                         (616,579)           23,979        480,370
                                                           -------------------------------------------------------------------
Net cash provided (used) by financing activities                 (555,578)           23,979        480,370               -

Net increase (decrease) in cash and cash equivalents                8,370              (314)        (5,756)
Cash and cash equivalents, beginning of year                       15,085               494          5,756

                                                           -------------------------------------------------------------------
Cash and cash equivalents, end of period                          $23,455              $180              -               -
                                                           ===================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1999
[RESTUBBED TABLE]

(in thousands)
                                                                                Pegasus
                                                                Pegasus       Development
                                                                Subtotal      Corporation    Eliminations      Totals
                                                                --------      -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                               ($28,338)          ($554)                     ($28,892)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                   23,674              11                        23,685
  Program rights amortization                                      1,221                                         1,221
  Change in assets and liabilities:
     Accounts receivable                                           4,596           2,767                         7,363
     Accounts payable and accrued expenses                        (3,092)             51                        (3,041)
     Prepaids and other                                             (750)                                         (750)
     Other                                                        (4,091)         (1,401)                       (5,492)
                                                           ------------------------------------------------------------
Net cash provided (used) by operating activities                  (6,780)            874              -         (5,906)

Cash flows from investing activities:
   Acquisitions                                                  (35,967)                                      (35,967)
   Capital expenditures                                           (3,260)           (359)                       (3,619)
   Purchase of intangible assets                                     (71)            (24)                          (95)
   Other                                                          99,607        (111,901)                      (12,294)
                                                           ------------------------------------------------------------
Net cash provided (used) for investing activities                 60,309        (112,284)             -        (51,975)

Cash flows from financing activities:
   Proceeds from debt                                            275,000                                       275,000
   Repayment of debt                                            (213,999)                                     (213,999)
   Other                                                        (112,230)        111,805                          (425)
                                                           ------------------------------------------------------------
Net cash provided (used) by financing activities                 (51,229)        111,805              -         60,576

Net increase (decrease) in cash and cash equivalents               2,300             395                         2,695
Cash and cash equivalents, beginning of year                      21,335              16                        21,351

                                                           ------------------------------------------------------------
Cash and cash equivalents, end of period                         $23,635            $411              -        $24,046
                                                           ============================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
12.  Subsidiary Guarantees, as restated - (Continued)

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
                                                          ==================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
12.  Subsidiary Guarantees, as restated - (Continued)

Condensed Combined Statements of Cash Flows
For the Three Months ended March 31, 1999
[RESTUBBED TABLE]

(in thousands)
                                                                                Pegasus
                                                             Pegasus          Development
                                                             Subtotal         Corporation    Eliminations      Totals
                                                             --------         -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                               ($16,290)                                     ($16,290)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                   12,364                                        12,364
  Program rights amortization                                        783                                           783
  Change in assets and liabilities:
     Accounts receivable                                           1,298             16                          1,314
     Accounts payable and accrued expenses                        (3,301)            30                         (3,271)
     Prepaids and other                                               52                                            52
  Other                                                            1,525                                         1,525
                                                          -------------------------------------------------------------
Net cash provided (used) by operating activities                  (3,569)            46              -          (3,523)

Cash flows from investing activities:
   Acquisitions                                                  (65,776)                                      (65,776)
   Capital expenditures                                           (1,464)                                       (1,464)
   Purchase of intangible assets                                    (493)           (69)                          (562)
   Other                                                            (735)                                         (735)
                                                          -------------------------------------------------------------
Net cash provided (used) by investing activities                 (68,468)           (69)             -         (68,537)

Cash flows from financing activities:
   Proceeds from debt                                             26,500                                        26,500
   Repayment of debt                                             (56,851)                                      (56,851)
   Other                                                          93,692                                        93,692
                                                          -------------------------------------------------------------
Net cash provided (used) by financing activities                  63,341              -              -          63,341

Net increase (decrease) in cash and cash equivalents              (8,696)           (23)                        (8,719)
Cash and cash equivalents, beginning of year                      22,553            154                         22,707

                                                          -------------------------------------------------------------
Cash and cash equivalents, end of period                         $13,857           $131              -         $13,988
                                                          =============================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

          This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information available to our management, at the date that this report was initially filed on May 15, 2000. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our views that existed at May 15, 2000 with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by Pegasus and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of May 15, 2000. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Pegasus is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the combined financial statements and related notes which are included herein.

         The following discussion has been revised to conform to the restatements discussed in Note 3 of the Notes to Combined Financial Statements.

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

Restatement of Financial Statements

         At year end 2000, we corrected the purchase accounting and allocation of the purchase consideration in Pegasus Communications Corporation's acquisition in 1998 of Digital Television Services, Inc. Pegasus Communications contributed Digital Television Services to us in January 2000. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction of the purchase accounting and allocation of the purchase consideration affected amounts that we recorded at the date that Digital Television Services was contributed to us and thereafter. The effects of the corrected accounting and consideration allocation as of and for the three months ended March 31, 2000 are shown below.

As of March 31, 2000:
o Reduction of $43.9 million in the valuation allowance against deferred tax assets;
o  Reduction of $49.2 million in DBS rights assets;
o  Reduction of $12.0 million in accumulated amortization of DBS rights assets;
o  Reduction in deferred income tax liabilities of $6.4 million; and
o  An increase in additional paid-in capital of $2.1 million.

For the three months ended March 31, 2000:
o  Reduction of amortization expense for DBS rights assets of $2.2 million; and
o  A net increase in income tax benefits of $8.8 million.

The adjustment to additional paid-in capital relates to the cumulative effects of the purchase accounting revisions on periods that Digital Television Services was a direct subsidiary of Pegasus Communications and that would have affected the amount of Pegasus Communications' investment in Digital Television Services that it contributed to us.

         Because of the magnitude of the corrections discussed above, we restated financial information from that previously reported as of and for the three months ended March 31, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding subtotals on the financial statements.

                                                                                     As                As Previously
(in thousands)                                                                    Restated                Reported
                                                                                 -----------            ------------
Balance sheet items as of March 31, 2000:
Intangible assets, net of accumulated amortization                               $  810,047                $847,183
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $64.1 million to deferred tax liabilities                               --                  20,211
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $64.1 million                                                                      34,284                 104,806
Additional paid-in capital                                                          737,560                 735,435
Accumulated deficit                                                                (165,257)               (176,306)
Total assets and liabilities                                                      1,067,452               1,124,800


Statement of operations items for the three months ended March 31, 2000:
DBS depreciation and amortization                                                    20,274                  22,450
Income tax benefit                                                                   (9,340)                 (3,806)
Income from discontinued operations                                                     304                     491
Loss before extraordinary items                                                     (23,138)                (30,661)
Extraordinary loss                                                                   (5,754)                 (9,280)
Net loss                                                                            (28,892)                (39,941)

         As Digital Television Services was contributed to us in January 2000, there was no impact on the 1999 reported information.

Results of Operations

Three months ended March 31, 2000, as restated, compared to three months ended March 31, 1999

         Total net revenues from continuing operations for the three months ended March 31, 2000 were $104.0 million, an increase of $61.7 million, or 146%, compared to total net revenues of $42.2 million for the same period in 1999. The increase in total net revenues for the three months ended March 31, 2000 was primarily due to an increase in DBS revenues of $61.5 million attributable to acquisitions, internal growth in Pegasus' DBS subscriber base and the merger of Digital Television Services with and into a subsidiary of Pegasus in January 2000. Total operating expenses from continuing operations for the three months ended March 31, 2000 were $126.0 million, as restated, an increase of $71.3 million, or 130%, compared to total operating expenses of $54.8 million for the same period in 1999. The increase was primarily due to an increase of $68.1 million, as restated, in operating expenses attributable to the growth in Pegasus' DBS business.

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

         We had an income tax benefit of $9.3 million, as restated, for the three months ended March 31, 2000 compared to income tax expense of $85,000 for the same period in 1999. As a result of the correction to the purchase accounting for the Digital Television Services acquisition, we reduced the valuation allowance against deferred income tax assets in the current year period, which permitted us to recognize the tax benefits of the deferred tax assets in the current year period.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $116,000 for the three months ended March 31, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $304,000, as restated, for the three months ended March 31, 2000, an increase of $171,000 compared to $133,000 for the same period in 1999. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at March 31, 2000 compared to 50,200 at March 31, 1999.

         Extraordinary loss from the extinguishment of debt, net of income taxes, was $5.8 million, as restated, for the three months ended March 31, 2000. In January 2000, Pegasus entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus $180.0 million credit facility, the Digital Television Services' $90.0 million credit facilities and the Pegasus Communications Corporation's $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

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

         Depreciation and amortization was $20.3 million, as restated, for the three months ended March 31, 2000, an increase of $10.4 million compared to $9.9 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years and the merger of Digital Television Services with and into a subsidiary of Pegasus.

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

                                                                                                Four Quarters Ended
                                                                                                  March 31, 2000
                                                                                                --------------------

Revenues...............................................................................             $503,308
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................              373,497
                                                                                                    --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................              129,811
Corporate expenses.....................................................................                6,901
                                                                                                    --------
Adjusted operating cash flow...........................................................             $122,910
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


                                   Pegasus Media & Communications, Inc.



         May 11, 2001                 By: /s/ M. Kasin Smith
-----------------------------         ------------------------------------------
Date                                  M. Kasin Smith
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)

Exhibit 27.1  Financial Data Schedule

Pegasus Media & Communications, Inc.
First Quarter 2000 Form 10-Q


         This schedule contains summary financial information extracted from the combined balance sheet of Pegasus Media & Communications Inc., as of March 31, 2000 (unaudited) and the related combined statement of operations and cash flows for the three months ended March 31, 2000 (unaudited). This information is qualified in its entirety by reference to such financial statements.


                  (Dollars in thousands, except per share data)
           Multiplier                                                         1
           Currency                                                U.S. Dollars
           Period - Type                                               3 Months
           Fiscal Year End                                    December 31, 1999
           Period- End                                           March 31, 2000
           Cash                                                          24,046
           Securities                                                         0
           Receivables                                                   27,571
           Allowances                                                     1,459
           Inventory                                                     15,599
           Current Assets                                                76,989
           PP&E                                                          76,242
           Depreciation                                                  33,101
           Total Assets                                               1,067,452
           Current Liabilities                                           87,319
           Bonds                                                         82,876
           Preferred - Mandatory                                              0
           Preferred                                                      3,000
           Common                                                             2
           Other - SE                                                   572,303
           Total Liabilities and Equity                               1,067,452
           Sales                                                        103,956
           Total Revenues                                               103,956
           CGS                                                                0
           Total Costs                                                  126,019
           Other Expenses                                                  (42)
           Loss - Provision                                                   0
           Interest Expense                                              10,761
           Income Pretax                                               (32,782)
           Income Tax                                                   (9,340)
           Income Continuing                                           (23,442)
           Discontinued                                                     304
           Extraordinary                                                (5,754)
           Changes                                                            0
           Net Income                                                  (28,892)
           EPS - Primary                                               (169.95)
           EPS - Diluted                                               (169.95)