Form 10-Q
period 2001-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-05-16
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2001
                                   --------------

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

         Number of shares of each class of the Registrant's common stock outstanding as of May 15, 2001:

         Class A, Common Stock, $0.01 par value                161,500
         Class B, Common Stock, $0.01 par value                  8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2001

                                                                                               Page
                                                                                               ----
Part I.  Financial Information


         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheets
                             March 31, 2001 and December 31, 2000                                4

                           Consolidated Statements of Operations and Comprehensive Loss
                             Three months ended March 31, 2001 and 2000                          5

                           Condensed Consolidated Statements of Cash Flows
                             Three months ended March 31, 2001 and 2000                          6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Narrative Analysis of
                             the Results of Operations                                          16


Part II.  Other Information


         Item 1            Legal Proceedings                                                    19

         Item 6            Exhibits and Reports on Form 8-K                                     19

         Signature                                                                              20

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                            March 31,             December 31,
                                                                                              2001                    2000
                                                                                           ----------              ----------
                                        ASSETS                                                        (unaudited)
Current  assets:
     Cash and cash equivalents                                                             $  106,312              $  151,780
     Restricted cash                                                                            4,193                   4,000
     Accounts receivable, net                                                                  44,599                  43,249
     Inventory                                                                                  8,989                  14,823
     Net advances to affiliates                                                                43,556                  10,823
     Prepaid expenses                                                                           9,070                  19,366
     Other current assets                                                                       5,167                   4,268
                                                                                           ----------              ----------
       Total current assets                                                                   221,886                 248,309

Property and equipment, net                                                                    47,315                  43,164
Intangible assets, net                                                                        776,826                 802,271
Other non-current assets                                                                       32,345                  45,430
                                                                                           ----------              ----------

       Total assets                                                                        $1,078,372              $1,139,174
                                                                                           ==========              ==========

                                LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt                                                     $   11,305              $    8,815
     Taxes payable                                                                             29,620                  29,620
     Accounts payable                                                                           4,239                   7,883
     Accrued satellite programming, fees and commissions                                       63,674                  76,181
     Other current liabilities                                                                 25,815                  34,030
                                                                                           ----------              ----------
       Total current liabilities                                                              134,653                 156,529

Long-term debt                                                                                422,500                 394,700
Other non-current liabilities                                                                  44,535                  40,198
                                                                                           ----------              ----------
       Total liabilities                                                                      601,688                 591,427
                                                                                           ----------              ----------

Commitments and contingent liabilities  (see Note 9)

Common stockholder's equity:
     Common stock                                                                                   2                       2
     Other stockholder's equity                                                               476,682                 547,745
                                                                                           ----------              ----------
       Total stockholder's equity                                                             476,684                 547,747
                                                                                           ----------              ----------

     Total liabilities and stockholder's equity                                            $1,078,372              $1,139,174
                                                                                           ==========              ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                                 Three Months Ended March 31,
                                                                                              --------------------------------
                                                                                                 2001                   2000
                                                                                              ---------              ---------
                                                                                                        (unaudited)
Net revenues:
     DBS                                                                                      $ 148,643              $  95,857
     Broadcast                                                                                    7,646                  8,099
                                                                                              ---------              ---------
       Total net revenues                                                                       156,289                103,956

Operating expenses:
     DBS
        Programming, technical, general and administrative                                      105,452                 67,858
        Marketing and selling                                                                    38,671                 25,409
        Depreciation and amortization                                                            28,824                 20,274
        Other                                                                                       375                    400
     Broadcast
        Programming, technical, general and administrative                                        5,436                  5,945
        Marketing and selling                                                                     1,882                  1,869
        Depreciation and amortization                                                             1,281                  1,316
        Other                                                                                       110                     15

     Corporate expenses                                                                           2,898                  1,915
     Corporate depreciation and amortization                                                          6                     14
     Development costs                                                                              249                      -
     Other expense, net                                                                           7,464                    566
                                                                                              ---------              ---------

       Loss from operations                                                                     (36,359)               (21,625)

Interest expense                                                                                (11,298)               (10,761)
Interest income                                                                                   1,890                    158
Other non-operating expenses, net                                                                (3,502)                     -
                                                                                              ---------              ---------

     Loss from continuing operations before income
       taxes and extraordinary items                                                            (49,269)               (32,228)

     Benefit for income taxes                                                                         -                 (9,182)
                                                                                              ---------              ---------

     Loss from continuing operations before
       extraordinary items                                                                      (49,269)               (23,046)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $187                                                                    -                    304
                                                                                              ---------              ---------

     Loss before extraordinary items                                                            (49,269)               (22,742)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $3,526                                                                                -                 (5,754)
                                                                                              ---------              ---------

     Net loss                                                                                   (49,269)               (28,496)
Other comprehensive loss:
     Unrealized loss on marketable equity securities                                            (12,276)                     -
                                                                                              ---------              ---------

     Comprehensive loss                                                                       $ (61,545)             $ (28,496)
                                                                                              =========              =========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                             Three Months Ended March 31,
                                                                                         ----------------------------------
                                                                                            2001                     2000
                                                                                         ---------                 --------
                                                                                                     (unaudited)
Net cash used by operating activities                                                    $ (23,705)                $ (4,129)
                                                                                         ---------                 --------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                                    (889)                 (32,731)
        Capital expenditures                                                                (6,672)                  (3,260)
        Other                                                                               (1,948)                  (1,150)
                                                                                         ---------                 --------

     Net cash used by investing activities                                                  (9,509)                 (37,141)
                                                                                         ---------                 --------

Cash flows from financing activities:
        Repayments of long-term debt                                                        (1,043)                  (9,761)
        Net borrowings on bank credit facilities                                            31,313                   70,800
        Advances to affiliates                                                             (32,733)                  (3,935)
        Debt financing costs                                                                     -                   (8,194)
        Payments to parent company                                                          (9,518)                  (5,302)
        Other                                                                                 (273)                     (38)
                                                                                         ---------                 --------

     Net cash (used) provided by financing activities                                      (12,254)                  43,570
                                                                                         ---------                 --------

Net (decrease) increase in cash and cash equivalents                                       (45,468)                   2,300
Cash and cash equivalents, beginning of year                                               151,780                   21,335
                                                                                         ---------                 --------

Cash and cash equivalents, end of period                                                 $ 106,312                 $ 23,635
                                                                                         =========                 ========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

         Pegasus Media & Communications, Inc. ("Pegasus" or together with its subsidiaries, the "Company") operates in the direct broadcast satellite services ("DBS") and broadcast television (Broadcast") segments of the media industry. Pegasus is a direct subsidiary of Pegasus Satellite Communications, Inc. ("PSC", formerly Pegasus Communications Corporation), which in turn is a direct subsidiary of a new parent holding company entity that assumed the name Pegasus Communications Corporation ("PCC"). Pegasus' significant operating subsidiaries are Pegasus Broadcast Television, Inc. ("PBT"), which owns and/or programs broadcast television stations, and Pegasus Satellite Television, Inc. ("PST"), which provides DBS services to customers in various rural areas of the United States.

2. Basis of Presentation

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet as of that date. For further information, refer to Pegasus' Annual Report on Form 10-K for the year ended December 31, 2000.

         The consolidated financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

         Through December 31, 2000, the Company previously presented financial statements on a combined basis with Pegasus Development Corporation ("PDC"). PDC, a subsidiary of PCC, had provided capital to the Company for various satellite initiatives that were integral to its DBS operations through 1998; therefore, PDC's financial position, results of operations and cash flows have no bearing on periods included in these financial statements. For these reasons, the financial statements for 2001 are not presented on a combined basis with PDC, and the financial statements for prior year periods reported herein have been revised to exclude the effects of PDC.

3. Relationship with Affiliate

         PST allocates to Golden Sky Systems, Inc. ("GSS"), a direct subsidiary of PSC, expenses of operations common to both PST and GSS. These common expenses are for customer care, the sales function, labor and internal support costs. The allocation is based on a proportion of GSS' number of subscribers. The total amount of these expenses allocated to GSS for the three months ended March 31, 2001 was $8.5 million.

4. Long-Term Debt

         During the three months ended March 31, 2001, the Company borrowed $32.0 million under its revolving credit facility. The total amount outstanding under the revolving credit facility was $67.0 million at March 31, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $36.6 million at March 31, 2001 and $40.4 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $5.6 million to approximately $219.4 million. Availability under the revolving credit facility at March 31, 2000 was $115.6 million. On March 31, 2001, the Company began making scheduled quarterly payments of $687,500 on its term loan facility. This reduced the amount outstanding thereunder to $274.3 million at March 31, 2001. The weighted average rates of interest including applicable

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.63% and 10.19%, respectively, for the term facility and 7.71% and 10.11%, respectively, for the revolving facility.

5. Other Stockholder's Equity

         Within other stockholder's equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company. Balances were $24.3 million, net of income tax benefit of $7.3 million at March 31, 2001 and $12.0 million, net of income tax benefit of $7.3 million at December 31, 2000.

6. Industry Segments

         At March 31, 2001 and December 31, 2000, the Company's two reportable segments were DBS and Broadcast. Information on each segment's revenue and measure of profit/loss and how these contribute to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. Each segment derived all of its revenues from external customers for each period presented. Identifiable total assets at March 31, 2001 were $839.8 million for DBS and $70.8 million for Broadcast. DBS' total assets did not change significantly from the amount at December 31, 2000. Broadcast's total assets decreased from December 31, 2000 by $15.5 million, which was principally due to the decrease in the fair value of the consolidated marketable equity securities that are attributed to this segment.

7. Supplemental Cash Flow Information

         Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                   2001           2000
                                                                                -----------    -----------
Barter revenue and related expense............................................     $1,677       $  1,807
Contribution by PSC of the net assets of Digital Television Services..........          -        174,026
Capital issued by PSC for acquisitions made by the Company....................          -         78,115
Deferred taxes and related intangibles recognized in acquisitions.............          -         27,985

8. Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

         At March 31, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The Company has not designated these instruments as hedges, so the changes in the fair values of these instruments are recognized in earnings in the period of change. The fair values of these swaps and caps are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at March 31, 2001. No cash is transferred in determining the termination values. The Company recorded a liability and a charge to earnings at March 31, 2001 of $3.3 million for the amount of the combined fair values of the swaps and caps that the Company would pay to terminate the respective contracts.

9. Commitments and Contingent Liabilities

Legal Matters:

              DIRECTV, Inc. Litigation

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingent Liabilities (continued)

and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between the Company and the NRTC.

           The NRTC:

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

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101 (degree) W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the agreements with the NRTC.

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

         Both of the NRTC's lawsuits against DIRECTV have been consolidated. A trial date of August 13, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

           PST and GSS:

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingent Liabilities (continued)

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that PST has no right of first refusal in the agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. PST has been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims. PST's and GSS' motion to dismiss the counterclaim was denied on May 8, 2001 and a response by PST and GSS to the counterclaim is due May 21, 2001.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on the Company's direct broadcast satellite business. The Company's revenue and financial performance would be adversely affected if the Company were unable to continue offering DIRECTV products.

10. New Accounting Pronouncements

         SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard became effective for the Company on January 1, 2001 and other provisions became effective after March 31, 2001. The adoption of this standard did not have any impact on the Company.

11. Reorganization of Pegasus Communications Corporation

         On February 22, 2001, Pegasus Communications Corporation adopted a new holding company structure. In the reorganization, all common and preferred stock of PSC (formerly known as Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and PSC became a direct subsidiary of the new holding company.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsidiary Guarantees

         Pegasus' 12-1/2% Series B senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc. and Pegasus Satellite Development Corporation, all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the notes ("Non-guarantor Subsidiaries"). Pegasus believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, Pegasus is providing the following condensed consolidating financial statements to present the financial position, results of operations and cash flows of the various entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                              Guarantor      Non-guarantor
As of March 31, 2001                         Subsidiaries    Subsidiaries      Pegasus      Eliminations        Totals
                                             ------------    -------------     -------      ------------        ------
Assets:
Cash and cash equivalents                     $   14,255                     $   92,057                      $  106,312
 Restricted cash                                     887                          3,306                           4,193
 Accounts receivable, net                         44,599                                                         44,599
 Other current assets                             66,645                            137                          66,782
                                              -------------------------------------------------------------------------
   Total current assets                          126,386              -          95,500                -        221,886

 Property and equipment, net                      47,315                                                         47,315
 Intangible assets, net                          776,682                            144                         776,826
 Other assets                                    (52,191)                        84,536                          32,345
 Investment in subsidiaries and affiliates                     $ 39,401         872,860       $ (912,261)             -
                                              -------------------------------------------------------------------------
  Total assets                                $  898,192       $ 39,401      $1,053,040       $ (912,261)    $1,078,372
                                              =========================================================================

Liabilities and total equity:
Current portion of long-term debt             $   11,305                                                     $   11,305
Accounts payable                                   4,239                                                          4,239
Other current liabilities                        119,109                     $    3,284       $   (3,284)       119,109
                                              -------------------------------------------------------------------------
  Total current liabilities                      134,653              -           3,284           (3,284)       134,653

Long-term debt                                 1,248,201                         83,276         (908,977)       422,500
Other liabilities                                 14,858       $ (2,206)         31,883                          44,535
                                              -------------------------------------------------------------------------
 Total liabilities                             1,397,712         (2,206)        118,443         (912,261)       601,688
Total equity (deficit)                          (499,520)        41,607         934,597                         476,684
                                              -------------------------------------------------------------------------
  Total liabilities and equity                $  898,192       $ 39,401      $1,053,040       $ (912,261)    $1,078,372
                                              =========================================================================


As of December 31, 2000
Assets:
Cash and cash equivalents                     $   45,501                     $  106,279                      $  151,780
 Restricted cash                                   1,000                          3,000                           4,000
 Accounts receivable, net                         43,249                                                         43,249
 Other current assets                             47,928                          1,352                          49,280
                                              -------------------------------------------------------------------------
   Total current assets                          137,678              -         110,631                -        248,309

 Property and equipment, net                      43,164                                                         43,164
 Intangible assets, net                          802,358                            (87)                        802,271
 Other assets                                    (39,642)                        85,072                          45,430
 Investment in subsidiaries and affiliates                     $ 71,042         925,458       $ (996,500)             -
                                              -------------------------------------------------------------------------
  Total assets                                $  943,558       $ 71,042      $1,121,074       $ (996,500)    $1,139,174
                                              =========================================================================

Liabilities and equity (deficit):
Current portion of long-term debt             $    8,815                                                     $    8,815
Accounts payable                                   7,883                                                          7,883
Other current liabilities                        139,831                     $    6,380       $   (6,380)       139,831
                                              -------------------------------------------------------------------------
  Total current liabilities                      156,529              -           6,380           (6,380)       156,529

Long-term debt                                 1,301,644                         83,176         (990,120)       394,700
Other liabilities                                 10,242       $    592          29,364                          40,198
                                              -------------------------------------------------------------------------
 Total liabilities                             1,468,415            592         118,920         (996,500)       591,427
Total equity (deficit)                          (524,857)        70,450       1,002,154                         547,747
                                              -------------------------------------------------------------------------
  Total liabilities and equity (deficit)      $  943,558       $ 71,042      $1,121,074       $ (996,500)    $1,139,174
                                              =========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) For the Three Months ended March 31, 2001
(In thousands)

                                                    Guarantor      Non-guarantor
                                                   Subsidiaries    Subsidiaries      Pegasus       Eliminations        Totals
                                                   ------------    -------------     -------       ------------        ------
Total revenue                                       $ 156,289        $   1,669                       $ (1,669)       $ 156,289
Total operating expenses                              155,628           38,671      $     18           (1,669)         192,648
                                                    --------------------------------------------------------------------------

  Income (loss) from operations                           661          (37,002)          (18)               -          (36,359)

Interest expense                                       (2,951)                       (10,948)           2,601          (11,298)
Other                                                     246                         (1,858)                           (1,612)
                                                    --------------------------------------------------------------------------

  Loss from continuing operations
    before income taxes                                (2,044)         (37,002)      (12,824)           2,601          (49,269)

Benefit for income taxes                                                                   -                                 -
                                                    --------------------------------------------------------------------------

  Net income (loss)                                    (2,044)         (37,002)      (12,824)           2,601          (49,269)

Other comprehensive loss:
  Unrealized loss on marketable equity
    securities, net of income taxes                    (12,276)                                                        (12,276)
                                                    --------------------------------------------------------------------------

  Comprehensive income (loss)                       $  (14,320)      $ (37,002)     $ (12,284)        $  2,601       $ (61,545)
                                                    ==========================================================================


Condensed Consolidating Statements of Operations
For the Three Months ended March 31, 2000
(In thousands)

                                                    Guarantor      Non-guarantor
                                                   Subsidiaries    Subsidiaries      Pegasus       Eliminations        Total
                                                   ------------    -------------     -------       ------------        -----

Total revenue                                       $ 103,956        $   1,117                       $ (1,117)       $ 103,956
Total operating expenses                              101,212           25,460      $     26           (1,117)         125,581
                                                    --------------------------------------------------------------------------

  Income (loss) from operations                         2,744          (24,343)          (26)               -          (21,625)

Interest expense                                       (3,608)                        (9,741)           2,588          (10,761)
Other                                                     157                              1                               158
                                                    --------------------------------------------------------------------------

  Loss from continuing operations
    before income taxes and extraordinary
    items                                                (707)         (24,343)       (9,766)           2,588          (32,228)

Benefit for income taxes                                                              (9,182)                           (9,182)
Discontinued operations, net of taxes                     305               (1)                                            304
                                                    --------------------------------------------------------------------------

  Loss before extraordinary items                        (402)         (24,344)         (584)           2,588          (22,742)

Extraordinary loss on extinguishment of debt,
  net of taxes                                         (4,242)                        (1,512)                           (5,754)
                                                    --------------------------------------------------------------------------

  Net loss                                          $  (4,644)       $ (24,344)     $ (2,096)        $  2,588        $ (28,496)
                                                    ==========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2001
(in thousands)

                                                          Guarantor      Non-guarantor
                                                         Subsidiaries    Subsidiaries     Pegasus       Eliminations        Total
                                                         ------------    -------------    -------       ------------        -----
Cash flows from operating activities:
Net cash provided by (used for) operating activities        $ 26,592       $ (37,002)     $(13,295)                -    $ (23,705)
                                                            ---------------------------------------------------------------------

Cash flows from investing activities:
   Acquisitions                                                 (889)              -             -                           (889)
   Capital expenditures                                       (6,672)              -             -                 -       (6,672)
   Other                                                     (56,060)              -        54,112                 -       (1,948)
                                                            ---------------------------------------------------------------------
Net cash provided by (used for) investing activities         (63,621)              -        54,112                 -       (9,509)

Cash flows from financing activities:
   Net proceeds from debt                                     30,270               -             -                         30,270
   Other                                                     (24,487)         37,002       (55,039)                -      (42,524)
                                                            ---------------------------------------------------------------------
Net cash provided by (used for) financing activities           5,783          37,002       (55,039)                -      (12,254)

Net decrease in cash and cash equivalents                    (31,246)              -       (14,222)                -      (45,468)
Cash and cash equivalents, beginning of year                  45,501               -       106,279                 -      151,780
                                                            ---------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 14,255       $       -      $ 92,057        $        -    $ 106,312
                                                            =====================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2000
(in thousands)

                                                          Guarantor      Non-guarantor
                                                         Subsidiaries    Subsidiaries     Pegasus       Eliminations       Totals
                                                         ------------    -------------    -------       ------------       ------
Cash flows from operating activities:
Net cash provided by (used for) operating activities      $  16,344         ($24,293)      $3,820       $          0      $(4,129)
                                                          -----------------------------------------------------------------------

Cash flows from investing activities:
   Acquisitions                                             (32,731)                                                      (32,731)
   Capital expenditures                                      (3,260)               -            -                  -       (3,260)
   Other                                                    493,491                -     (494,641)                 -       (1,150)
                                                          -----------------------------------------------------------------------
Net cash provided by (used for) investing activities        457,500                -     (494,641)                 -      (37,141)

Cash flows from financing activities:
   Net proceeds from debt                                    61,039                                                        61,039
   Other                                                   (526,513)          23,979      485,065                  -      (17,469)
                                                          -----------------------------------------------------------------------
Net cash provided by (used for) financing activities       (465,474)          23,979      485,065                  -       43,570

Net increase (decrease) in cash and cash equivalents          8,370             (314)      (5,756)                 -        2,300
Cash and cash equivalents, beginning of year                 15,085              494        5,756                  -       21,335
                                                          -----------------------------------------------------------------------
Cash and cash equivalents, end of period                  $  23,455          $   180            -                  -      $23,635
                                                          =======================================================================

13.  Income Taxes

         The Company's effective federal income tax rate for continuing operations for the three months ended March 31, 2001 was 0% compared to the statutory federal income tax rate of 35.00%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was (28.29)%. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. No income taxes were incurred in the current year period because increases in deferred income tax assets associated with increasing net operating loss carryforwards for income taxes placed the Company in a net deferred income tax asset position throughout the period against which a full valuation allowance was applied that negated the benefits of the tax assets.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

          General

          A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 10 of the Notes to Consolidated Financial Statements for information on the litigation.

Results of Operations

         Comparison of Three Months Ended March 31, 2001 and 2000

         In this section, amounts and changes specified are for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, unless indicated otherwise.

         DBS Business

         Revenues increased $52.8 million to $148.6 million, principally due to an increase of 237,600 subscribers in the last 12 months to 1,040,000 at March 31, 2001. Of this subscriber increase, 51,100 were from acquisitions and 186,500 were from internal growth. In the last 12 months ended March 31, 2001, we acquired the exclusive DIRECTV distribution rights to 289,200 households. At March 31, 2001, we had exclusive DIRECTV distribution rights to 5.6 million households. Our sales and marketing efforts have increased our penetration within our territories to 18.6% at March 31, 2001 from 15.2% at March 31, 2000. Revenue per average subscriber was $48.54 compared to $43.52, primarily due to the incremental impact of the seamless consumer program we entered into with DIRECTV in August 2000 in which we are able to directly provide certain premium programming from DIRECTV and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. Also, we believe that favorable conditions still exist for further subscriber growth through acquisitions in the remainder of 2001. However, we cannot make any assurances that internal growth or growth through acquisitions will occur or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $37.6 million to $105.5 million. This increase was primarily due to the incremental costs incurred in providing service to an increased subscriber base.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $13.3 million to $38.7 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and revisions to and expansion of our commission and subsidy programs that were initiated in the second half of 2000. As a result of these increased expenses, our subscriber acquisition costs per gross subscriber based on subscribers added through internal growth increased to $471 per subscriber for 82,100 subscribers added in the three months ended March 31, 2001 compared to $321 per subscriber for 79,300 subscribers added for the three months ended March 31, 2000.

         Depreciation and amortization increased $8.6 million to $28.8 million principally due to increased amortization on increased DBS rights assets obtained in acquisitions. DBS rights assets increased by $94.3 million over the last 12 months ended March 31, 2001 due to acquisitions we made during this time.

Broadcast Business

         Revenues decreased $453,000 to $7.6 million partly due to reduced revenue in the current quarter from national advertising accounts. In large part as a response to the general slow down recently being experienced in the overall economy, national advertisers, particularly within the automotive sector, have reduced dollars available for advertising. The decrease in current period revenues is also partly due to increased advertising revenue in the prior year quarter generated by the presidential campaigns underway at that time. Based on industry information available to us, these effects on advertising revenues are being felt by other media providers across the country in varying degrees. Our advertising revenues for our second quarters historically have trailed those of our first quarters. We cannot predict with any assurance whether or not advertising revenues will improve or worsen in the second half of 2001.

         Excluding a one-time reversal of $600,000 in previously accrued programming expenses associated with certain network fees that were settled at a lesser amount than anticipated, expenses of the Broadcast business were relatively flat. Expenses are not necessarily directly related to the movement in revenues. This is because many programming costs are associated with multi-year contracts that are entered into one or more years in advance of when the related expense is recognized. The expenses recognized may bear little relationship to the influence that economic conditions have on revenues at the time that revenue, especially advertising revenue, is earned and recognized. In view of the impact on us of the unfavorable advertising revenue conditions, we have instituted cost management efforts to reduce costs without compromising programming content and marketing efforts, which is a principal reason why the quarter over quarter change in expenses is relatively flat.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses of $7.5 million for the three months ended March 31, 2001 includes $7.4 million associated with the ongoing DIRECTV litigation.

         Other non-operating expense for the three months ended March 31, 2001 of $3.5 million primarily consists of the loss we recognized on the fair value of our derivative instruments of $3.3 million.

         We had no income taxes for continuing operations for the three months ended March 31, 2001 compared to a $9.2 million benefit for the three months ended March 31, 2000. In the prior year period, we had sufficient deferred income tax liabilities to apply deferred income tax assets against that permitted us to recognize the benefits of the tax assets in earnings. In the current year period, deferred income tax assets exceeded our deferred income tax liabilities due to net operating loss carryforwards accumulated through March 31, 2001, against which we applied a full valuation allowance that negated the benefits of the tax assets.

         In compliance with the indenture governing our Series B notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the governing documents, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including the effects of DBS acquisitions completed in the first quarter of 2001 as if these acquisitions had occurred on April 1, 2000, pro forma adjusted operating cash flow would have been as follows:

                                                                                                Four Quarters Ended
                                       (in thousands)                                             March 31, 2001
                                                                                                -------------------
Revenues...............................................................................             $554,765
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................              385,172
                                                                                                    --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................              169,593
Corporate expenses.....................................................................               11,177
                                                                                                    --------
Pro forma adjusted operating cash flow.................................................             $158,416
                                                                                                    ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DIRECTV Litigation

      National Rural Telecommunications Cooperative:

              We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - National Rural Telecommunications Cooperative" set forth under "Item 3: Legal Proceedings" on pages 7and 8 of our Annual Report on Form 10-K filed with the SEC on April 12, 2001, except that we hereby amend the last paragraph of this section by changing the trial date of February 25, 2002 to August 13, 2002.

      The Company and Golden Sky Systems:

         We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - Pegasus Satellite and Golden Sky Systems" set forth under "Item 3:
Legal Proceedings" on page 8 of our Annual Report on Form 10-K filed with the SEC on April 12, 2001, except as follows:

         We amend the fourth paragraph of this section, which begins with "On March 9, 2001 . . .," by adding the following sentence to the end of this paragraph: "Our motion to dismiss the counterclaim was denied on May 8, 2001 and our response to the counterclaim is due May 21, 2001."

         The last paragraph of this section is amended by changing the trial date of February 25, 2002 to August 13, 2002.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1 Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc. (incorporated herein by reference to Exhibit 3.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-1 (File No. 33-95042)).

         3.2 By-Laws of Pegasus Media & Communications, Inc. (incorporated herein by reference to Exhibit 3.2 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-1 (File No. 33-95042)).


(b)  Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Pegasus Media & Communications, Inc.


   May 16, 2001        By: /s/  Kasin Smith
------------------         -------------------------
     Date                  Kasin Smith

                           Chief Financial Officer, Treasurer and Executive Vice President of Finance and Information Technology (Principal Financial and Accounting Officer)