Form 10-Q/A
period 2000-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-08-03
CIK 948590

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2000

                                                                            Page
                                                                            ----
Introductory Statement on Amended Filing                                       3

PART I. FINANCIAL INFORMATION


         Item 1.           Combined Financial Statements

                           Combined Balance Sheets
                             December 31, 1999 and June 30, 2000               4

                           Combined Statements of Operations
                             Three months ended June 30, 1999 and 2000         5

                           Combined Statements of Operations
                             Six months ended June 30, 1999 and 2000           6

                           Combined Statements of Cash Flows
                             Six months ended June 30, 1999 and 2000           7

                           Notes to Combined Financial Statements              8


         Item 2.           Management's Narrative Analysis of
                             the Results of Operations                        19


PART II.  OTHER INFORMATION


         Item 1.           Legal Proceedings                                  26

         Item 6.           Exhibits and Reports on Form 8-K                   26

         Signature                                                            28

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                  For the Quarterly Period Ended June 30, 2000



                    Introductory Statement on Amended Filing


     This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended June 30, 2000 as filed on August 14, 2000. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts. The effects of the restatements on the financial statements are discussed in Note 3 of the Notes to Combined Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-Q except as amended for the effects of the restatements.

                 Pegasus Media & Communications, Inc.
                        Combined Balance Sheets
                        (Dollars in thousands)

                                                                                 December 31,     June 30,
                                                                                    1999           2000
                                                                                 -----------    ----------
                                       ASSETS                                            (unaudited)
                                                                                               (as restated,
                                                                                                see Note 3)
Current  assets:
   Cash and cash equivalents                                                      $ 21,351      $   10,758
   Accounts receivable, less allowance for doubtful accounts of
       $1,067 and $1,888, respectively                                              24,642          33,069
   Inventory                                                                         9,506          20,292
   Program rights                                                                    4,373           3,868
   Deferred taxes                                                                      406             654
   Net advances to affiliates                                                        1,790           3,521
   Prepaid expenses and other                                                        3,463           6,098
                                                                                  --------      ----------
     Total current assets                                                           65,531          78,260

Property and equipment, net                                                         37,841          51,591
Intangible assets, net                                                             437,774         793,654
Deferred financing costs, net                                                        6,500           9,998
Program rights                                                                       5,731           3,843
Investment in affiliates                                                             4,598         116,444
Deposits and other                                                                   5,042          10,510
                                                                                  --------      ----------

   Total assets                                                                   $563,017      $1,064,300
                                                                                  ========      ==========

                               LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                              $ 11,091      $   10,560
   Accounts payable                                                                  8,045           7,166
   Accrued interest                                                                  6,253          10,946
   Accrued satellite programming, fees and commissions                              24,314          36,807
   Accrued expenses                                                                 11,817          22,366
   Amounts due seller                                                                6,729               -
   Current portion of program rights payable                                         4,447           4,360
                                                                                  --------      ----------
     Total current liabilities                                                      72,696          92,205

Long-term debt                                                                     235,633         362,170
Program rights payable                                                               4,211           2,248
Deferred taxes, net                                                                  4,951          21,749
                                                                                  --------      ----------
    Total liabilities                                                              317,491         478,372
                                                                                  --------      ----------

Commitments and contingent liabilities

Minority interest                                                                    3,000               -

Common stockholder's equity:
   Class A Common Stock; $0.01 par value; 230,000 shares
     authorized; 161,500 issued and outstanding                                          2               2
   Class B Common Stock; $0.01 par value; 20,000 shares
     authorized; 8,500 issued and outstanding                                            -               -
   Additional paid-in capital                                                      378,889         770,003
   Accumulated deficit                                                            (136,365)       (184,077)
                                                                                  --------      ----------
     Total stockholder's equity                                                    242,526         585,928
                                                                                  --------      ----------

   Total liabilities and stockholder's equity                                     $563,017      $1,064,300
                                                                                  ========      ==========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)

                                                                                  Three Months Ended June 30,
                                                                                  ---------------------------
                                                                                      1999         2000
                                                                                    ---------- ------------
                                                                                          (unaudited)
                                                                                               (as restated,
                                                                                                see Note 3)
Net revenues:
     DBS                                                                            $ 38,135     $105,286
     Broadcast                                                                         9,578        9,233
                                                                                    --------     --------
       Total net revenues                                                             47,713      114,519

Operating expenses:
     DBS
        Programming, technical, general and administrative                            26,103       73,896
        Marketing and selling                                                         17,343       26,537
        Incentive compensation                                                           270          385
        Depreciation and amortization                                                 10,064       20,874
     Broadcast
        Programming, technical, general and administrative                             5,209        6,076
        Marketing and selling                                                          1,612        2,042
        Incentive compensation                                                            46           31
        Depreciation and amortization                                                  1,288        1,215

     Corporate expenses                                                                1,049        2,707
     Corporate depreciation and amortization                                             176           70
     Development costs                                                                     2          742
     Other expense, net                                                                   31          249
                                                                                    --------     --------

       Loss from operations                                                          (15,480)     (20,305)

Interest expense                                                                      (3,837)     (11,885)
Interest income                                                                            1          274
                                                                                    --------     --------

     Loss from continuing operations before income
       taxes and equity loss                                                         (19,316)     (31,916)
Provision (benefit) for income taxes                                                     100      (13,094)
Equity in net loss of unconsolidated affiliates                                            -          (99)
                                                                                    --------     --------

     Loss from continuing operations                                                 (19,416)     (18,921)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $62 in 2000                                 616          101
                                                                                    --------     --------

     Net loss                                                                       ($18,800)    ($18,820)
                                                                                    ========     ========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Operations
                             (Dollars in thousands)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      1999         2000
                                                                                    ---------- ------------
                                                                                          (unaudited)
                                                                                               (as restated,
                                                                                                see Note 3)
Net revenues:
     DBS                                                                            $ 72,471     $201,143
     Broadcast                                                                        17,481       17,332
                                                                                    --------     --------
       Total net revenues                                                             89,952      218,475

Operating expenses:
     DBS
        Programming, technical, general and administrative                            49,899      141,754
        Marketing and selling                                                         29,140       51,946
        Incentive compensation                                                           595          785
        Depreciation and amortization                                                 19,986       41,148
     Broadcast
        Programming, technical, general and administrative                            10,145       12,021
        Marketing and selling                                                          3,079        3,911
        Incentive compensation                                                           202           46
        Depreciation and amortization                                                  2,472        2,531

     Corporate expenses                                                                1,931        4,622
     Corporate depreciation and amortization                                             350           95
     Development costs                                                                     2        1,169
     Other expense, net                                                                  153          815
                                                                                    --------     --------

       Loss from operations                                                          (28,002)     (42,368)

Interest expense                                                                      (7,795)     (22,646)
Interest income                                                                          143          432
                                                                                    --------     --------

     Loss from continuing operations before income
       taxes, equity loss and extraordinary items                                    (35,654)     (64,582)
Provision (benefit) for income taxes                                                     185      (22,434)
Equity in net loss of unconsolidated affiliates                                            -         (215)
                                                                                    --------     --------

     Loss from continuing operations before
       extraordinary items                                                           (35,839)     (42,363)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $249 in 2000                                749          405
                                                                                    --------     --------

     Loss before extraordinary items                                                 (35,090)     (41,958)
Extraordinary loss from extinguishment of debt, net of
     income taxes of ($3,526)                                                              -       (5,754)
                                                                                    --------     --------

     Net loss                                                                       ($35,090)    ($47,712)
                                                                                    ========     ========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                        Combined Statements of Cash Flows
                             (Dollars in thousands)

                                                                                              Six Months Ended June 30,
                                                                                         --------------------------------
                                                                                           1999                  2000
                                                                                         --------             -----------
                                                                                                  (unaudited)
                                                                                                              (as restated
                                                                                                               see Note 3)
Cash flows from operating activities:
   Net loss                                                                              ($35,090)               ($47,712)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Extraordinary loss on extinquishment of debt, net                                          -                   9,280
     Depreciation and amortization                                                         25,831                  47,969
     Program rights amortization                                                            1,539                   2,410
     Amortization of debt discount and deferred financing fees                                199                   2,013
     Stock incentive compensation                                                             858                   1,211
     Equity in net loss of unconsolidated affiliates                                            -                     215
     Bad debt expense                                                                       1,594                   6,409
     Deferred income taxes                                                                    185                 (25,512)
     Change in current assets and liabilities:
        Accounts receivable                                                                  (974)                 (3,195)
        Inventory                                                                          (1,003)                (10,786)
        Prepaid expenses and other                                                         (1,577)                 (1,808)
        Accounts payable and accrued expenses                                               2,823                  (5,232)
        Accrued interest                                                                      (44)                  4,693
        Deposits and other                                                                   (195)                 (5,192)
                                                                                         --------                --------

   Net cash used for operating activities                                                  (5,854)                (25,237)
                                                                                         --------                --------

Cash flows from investing activities:
      Acquisitions                                                                        (91,930)                (35,967)
      Cash acquired from acquisitions                                                           5                       -
      Cash acquired from merger with affiliate                                                  -                   3,236
      Capital expenditures                                                                 (3,726)                (14,245)
      Purchase of intangible assets                                                        (1,216)                 (2,034)
      Payments for programming rights                                                      (1,256)                 (2,065)
      Investment in affiliate                                                                   -                 (14,506)
                                                                                         --------                --------

   Net cash used for investing activities                                                 (98,123)                (65,581)
                                                                                         --------                --------

Cash flows from financing activities:
      Repayments of long-term debt                                                         (9,283)                (13,503)
      Net borrowings on bank credit facilities                                             20,500                  70,800
      Net advances to affiliates                                                          (10,068)                 (3,043)
      Restricted cash                                                                       1,000                       -
      Deferred financing costs                                                                (15)                 (8,558)
      Capital lease repayments                                                                (61)                    (74)
      Net contributions by parent                                                          91,209                  34,603
                                                                                         --------                --------

   Net cash provided by financing activities                                               93,282                  80,225
                                                                                         --------                --------

Net decrease in cash and cash equivalents                                                 (10,695)                (10,593)
Cash and cash equivalents, beginning of year                                               22,707                  21,351
                                                                                         --------                --------

Cash and cash equivalents, end of period                                                 $ 12,012                $ 10,758
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

3.       Restatement of Financial Statements

         At year end 2000, the Company corrected the purchase accounting and allocation of the purchase consideration in the acquisition of Digital Television Services, Inc. ("DTS"). DTS was acquired by PCC in 1998 and then contributed by PCC to the Company in January 2000. DTS was then merged with and into a subsidiary of the Company. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction of the purchase accounting and allocation of the purchase consideration affected amounts recorded by the Company at the date that DTS was contributed to the Company and thereafter. The effects of the corrected accounting and consideration allocation as of and for the three and six months ended June 30, 2000 are shown below.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

3.       Restatement of Financial Statements - (Continued)

As of June 30, 2000:

o Reduction of $105.4 million in the valuation allowance against deferred tax assets;
o   Reduction of $49.2 million in DBS rights assets;
o   Reduction of $15.9 million in accumulated amortization of DBS rights assets;
o   Increase in deferred income tax liabilities of $45.0 million; and
o   An increase in additional paid-in capital of $2.1 million.

For the three months ended June 30, 2000:
o   Reduction of amortization expense for DBS rights assets of $3.9 million; and
o   Net increase in income tax benefits of $10.0 million.

For the six months ended June 30, 2000:
o   Reduction of amortization expense for DBS rights assets of $6.0 million; and
o   Net increase in income tax benefits of $18.9 million.

The adjustment to additional paid-in capital relates to the cumulative effects of the purchase accounting revisions on periods that DTS was a direct subsidiary of PCC and that would have affected the amount of PCC's investment in DTS that it contributed to the Company.

         Because of the magnitude of the corrections discussed above, the Company restated financial information herein from that previously reported as of and for the three and six months ended June 30, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding subtotals on the financial statements.

                                                                                         As               As Previously
(in thousands)                                                                        Restated              Reported
                                                                                     ----------            ----------
Balance sheet items as of June 30, 2000:
Intangible assets, net of accumulated amortization                                    $ 793,654             $ 826,934
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $138.4 million to deferred tax liabilities                               -                    33,062
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $138.4 million                                                                         21,749               115,135
Additional paid-in capital                                                              770,003               767,878
Accumulated deficit                                                                    (184,077)             (208,996)
Total assets and total liabilities and stockholder's equity                           1,064,300             1,130,642

Statement of operations items for the three months ended June 30, 2000:
DBS depreciation and amortization                                                        20,874                24,731
Income tax benefit for continuing operations                                            (13,094)               (3,019)
Income from discontinued operations, net of income taxes                                    101                   163
Net loss                                                                                (18,820)              (32,690)

Statement of operations items for the six months ended June 30, 2000:
DBS depreciation and amortization                                                        41,148                47,181
Income tax benefit for continuing operations                                            (22,434)               (6,825)
Income from discontinued operations, net of income taxes                                    405                   654
Loss before extraordinary items                                                         (41,958)              (63,351)
Extraordinary loss, net of income taxes                                                  (5,754)               (9,280)
Net loss                                                                                (47,712)              (72,631)

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

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

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

6.       Long-Term Debt, as restated

             Long-term debt consists of the following (in thousands):                December 31,         June 30,
                                                                                        1999                2000
                                                                                        ----                ----
Series B Notes payable by Pegasus, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.0 million as of December 31, 1999
    and June 30, 2000, respectively.....................................              $ 82,776            $ 82,976
Senior  six-year  $180.0 million  revolving  credit  facility,  payable by
    Pegasus,  interest at the  Company's  option at either the bank's base
    rate plus an applicable margin or LIBOR plus an applicable margin...               142,500                -
Senior five-year $225.0 million  revolving  facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin.............                  -                   -
Senior  five-year  $275.0 million term loan facility,  payable by Pegasus, interest at the  Company's  option at either the bank's base rate plus
    an applicable margin or LIBOR plus an applicable margin.............                  -                275,000
Mortgage payable, due 2000, interest at 8.75%...........................                   431                -
Sellers' notes, due 2000 to 2005, interest at 3% to 8%..................                20,707              14,481
Capital leases and other................................................                   310                 273
                                                                                      --------            --------
                                                                                       246,724             372,730
Less current maturities.................................................                11,091              10,560
                                                                                      --------            --------
Long-term debt..........................................................              $235,633            $362,170
                                                                                      ========            ========

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

7.       Acquisitions

         In the first half of 2000, the Company acquired, from seven independent DIRECTV ("DIRECTV") providers the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of PCC's Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of PCC's Series E Preferred Stock (amounting to $10.0 million), 873,184 shares of PCC's Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 3,000 shares of PCC's Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

8.       Discontinued Operations, as restated - (Continued)

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                   Three Months Ended June 30,
                                                                                     1999              2000
                                                                                     ----              ----
Net revenues..............................................................          $5,577            $6,511
Income from operations....................................................             638               414
Provision for income taxes, as restated...................................               -                62
Income from discontinued operations, as restated..........................             616               101

                                                                                    Six Months Ended June 30,
                                                                                     1999              2000
                                                                                     ----              ----

Net revenues..............................................................          $8,648           $12,710
Income from operations....................................................             765               811
Provision for income taxes, as restated...................................               -               249
Income from discontinued operations, as restated..........................             749               405

The provision for income taxes and income from discontinued operations was restated to include an allocable portion of income taxes that resulted from the DTS purchase accounting correction (see Note 3).

9.       Supplemental Cash Flow Information

         Significant non-cash investing and financing activities are as follows (in thousands):

                                                                                     Six Months Ended June 30,
                                                                                       1999             2000
                                                                                       ----             ----
Barter revenue and related expense............................................        $3,648          $ 3,558
Acquisition of program rights and assumption of related program payables......         6,655               16
Capital contribution and related acquisition of intangibles...................             -           78,115
Capital contribution and related investment in affiliates.....................             -           97,555
Notes payable and related acquisition of intangibles..........................         4,490              515
Deferred taxes, net and related acquisition of intangibles....................            29           27,985

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

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101 W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

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

         On January 10, 2000, the Company and Golden Sky Systems, Inc. ("Golden Sky", a subsidiary of Golden Sky Holdings, Inc., which PCC acquired on May 5,
2000) filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Golden Sky. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

10.      Commitments and Contingent Liabilities - (Continued)

                                                              Annual
           Year                                            Minimum Fees
           ----                                            ------------

           2000............................................  $12,600
           2001............................................   18,216
           2002............................................   20,250
           2003............................................   20,250
           2004............................................   20,250
                                                             -------
           Total minimum payments                            $91,566
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

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $834,000 and $6.9 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $494,000 and $4.1 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.4 million and $3.1 million for the six months ended June 30, 1999 and 2000, respectively. All other capital expenditures for the six months ended June 30, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $394.6 million as of December 31, 1999 and $782.1 million, as restated from that previously reported of $815.4 million (see Note 3), as of June 30, 2000. Identifiable total assets for the Company's Broadcast segment were $66.1 million and $66.4 million as of December 31, 1999 and June 30, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.2 million and $84.3 million as of December 31, 1999 and June 30, 2000, respectively. All other identifiable assets as of December 31, 1999 and June 30, 2000 were at the corporate level.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated: - (Continued)

Condensed Combined Balance Sheets
(in thousands)
                                    Guarantor        Non-guarantor                                          Pegasus
As of June 30, 2000                Subsidiaries      Subsidiaries       Pegasus        Eliminations         Subtotal
                                   ------------      ------------       -------        ------------         --------
Assets:
Cash and cash equivalents          $   10,195          $    179                                             $ 10,374
Accounts receivable, net               34,558                                                                 34,558
Other current assets                   32,602                           $      4                              32,606
                                   ---------------------------------------------------------------------------------
  Total current assets                 77,355               179                4                 -            77,538

Property and equipment, net            51,014                                                                 51,014
Intangible assets, net                790,436             2,338              163                             792,937
Other assets                          (19,630)                            43,556                              23,926
Investment in subsidiaries and
  affiliates                                             71,042          847,698         ($918,740)                -
                                   ---------------------------------------------------------------------------------
  Total assets                     $  899,175          $ 73,559         $891,421         ($918,740)         $945,415
                                   =================================================================================

Liabilities and total equity:
Current portion of long-term debt     $10,560                                                               $ 10,560
Accounts payable                        7,015                                                                  7,015
Other current liabilities              74,329                           $ 10,675         ($ 10,675)           74,329
                                   ---------------------------------------------------------------------------------
  Total current liabilities            91,904                 -           10,675           (10,675)           91,904
Long-term debt                      1,186,945          $    314           82,976          (908,065)          362,170
Other liabilities                       1,090            (8,875)          31,782                              23,997
                                   ---------------------------------------------------------------------------------
 Total liabilities                  1,279,939            (8,561)         125,433          (918,740)          478,071

Total equity (deficit)               (380,764)           82,120          765,988                             467,344
                                   ---------------------------------------------------------------------------------
  Total liabilities and equity     $  899,175          $ 73,559         $891,421         ($918,740)         $945,415
                                   =================================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents          $   15,085          $    494         $  5,756                            $ 21,335
Accounts receivable, net               21,993                                                                 21,993
Other current assets                   19,469                                                                 19,469
                                   ---------------------------------------------------------------------------------
  Total current assets                 56,547               494            5,756                 -            62,797

Property and equipment, net            37,833                                                                 37,833
Intangible assets, net                438,212             2,440            3,083                             443,735
Other assets                            3,896                              6,452                              10,348
Investment in subsidiaries and
  affiliates                                                             353,828         ($353,828)                -
                                   ---------------------------------------------------------------------------------
  Total assets                     $  536,488          $  2,934         $369,119         ($353,828)         $554,713
                                   =================================================================================

Liabilities and total equity:
Current portion of long-term debt  $   11,091                                                               $ 11,091
Accounts payable                        7,963                                                                  7,963
Other current liabilities              53,550                           $  5,690         ($  5,690)           53,550
                                   ---------------------------------------------------------------------------------
  Total current liabilities            72,604                 -            5,690            (5,690)           72,604
Long-term debt                        500,681          $    314           82,776          (348,138)          235,633
Other liabilities                       6,180            (8,478)          11,460                               9,162
                                   ---------------------------------------------------------------------------------
 Total liabilities                    579,465            (8,164)          99,926          (353,828)          317,399
Minority interest                       3,000                                                                  3,000
Total equity (deficit)                (45,977)           11,098          269,193                             234,314
                                   ---------------------------------------------------------------------------------
  Total liabilities and equity     $  536,488          $  2,934         $369,119         ($353,828)         $554,713
                                   =================================================================================

Condensed Combined Balance Sheets
(in thousands)
                                     Pegasus
                                   Development
As of June 30, 2000                Corporation       Eliminations        Totals
                                   -----------       ------------        ------
Assets:
Cash and cash equivalents          $      384                          $   10,758
Accounts receivable, net               (1,489)                             33,069
Other current assets                    1,827                              34,433
                                   ----------------------------------------------
  Total current assets                    722                 -            78,260

Property and equipment, net               577                              51,591
Intangible assets, net                    717                             793,654
Other assets                              425                              24,351
Investment in subsidiaries and
  affiliates                          116,444                             116,444
                                   ----------------------------------------------
  Total assets                     $  118,885                 -        $1,064,300
                                   ==============================================

Liabilities and total equity:
Current portion of long-term debt                                      $   10,560
Accounts payable                   $      151                               7,166
Other current liabilities                 150                              74,479
                                   ----------------------------------------------
  Total current liabilities               301                 -            92,205
Long-term debt                                                            362,170
Other liabilities                                                          23,997
                                   ----------------------------------------------
 Total liabilities                        301                 -           478,372

Total equity (deficit)                118,584                             585,928
                                   ----------------------------------------------
  Total liabilities and equity     $  118,885                 -        $1,064,300
                                   ==============================================

As of December 31, 1999
Assets:
Cash and cash equivalents          $       16                          $   21,351
Accounts receivable, net                2,649                              24,642
Other current assets                       69                              19,538
                                   ----------------------------------------------
  Total current assets                  2,734                 -            65,531

Property and equipment, net                 8                              37,841
Intangible assets, net                    539                             444,274
Other assets                              425                              10,773
Investment in subsidiaries and
  affiliates                            4,598                               4,598
                                   ----------------------------------------------
  Total assets                     $    8,304                 -        $  563,017
                                   ==============================================

Liabilities and total equity:
Current portion of long-term debt                                      $   11,091
Accounts payable                          $82                               8,045
Other current liabilities                  10                              53,560
                                   ----------------------------------------------
  Total current liabilities                92                 -            72,696
Long-term debt                                                            235,633
Other liabilities                                                           9,162
                                   ----------------------------------------------
 Total liabilities                         92                 -           317,491
Minority interest                                                           3,000
Total equity (deficit)                  8,212                             242,526
                                   ----------------------------------------------
  Total liabilities and equity         $8,304                 -        $  563,017
                                   ==============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated: - (Continued)

Condensed Combined Statements of Operations
For the Six Months ended June 30, 2000
(in thousands)

                                     Guarantor      Non-guarantor                                           Pegasus
                                   Subsidiaries      Subsidiaries       Pegasus        Eliminations         Subtotal
                                   ------------      ------------       -------        ------------         --------
Total revenue                        $218,475            $2,030                            ($2,030)         $218,475
Total operating expenses              209,544            52,048              $63            (2,030)          259,625
                                   ---------------------------------------------------------------------------------

Income (loss) from operations           8,931           (50,018)             (63)                -           (41,150)

Interest expense                        6,583                             21,243            (5,180)           22,646
Other                                    (431)                                (1)                               (432)
                                   ---------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes
  and equity loss                       2,779           (50,018)         (21,305)            5,180           (63,364)
Provision for income taxes            (15,609)                            (6,825)                            (22,434)
Equity loss                                                                                                        -
Discontinued operations                   407                (2)                                                 405
                                   ---------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                   18,795           (50,020)         (14,480)            5,180           (40,525)
Extraordinary loss on
  extinguishment of debt               (3,315)                            (2,439)                             (5,754)
                                   ---------------------------------------------------------------------------------
Net income (loss)                    $ 15,480          ($50,020)        ($16,919)           $5,180          ($46,279)
                                   =================================================================================

                                     Pegasus
                                   Development
                                   Corporation      Eliminations         Totals
                                   -----------      ------------         ------

Total revenue                                                           $218,475
Total operating expenses               $1,218                            260,843
                                   ---------------------------------------------

Income (loss) from operations          (1,218)                -          (42,368)

Interest expense                                                          22,646
Other                                                                       (432)
                                   ---------------------------------------------
Income (loss) from continuing
  operations before income taxes
  and equity loss                      (1,218)                -          (64,582)
Provision for income taxes                                               (22,434)
Equity loss                              (215)                              (215)
Discontinued operations                                                      405
                                   ---------------------------------------------
Income (loss) before
  extraordinary item                   (1,433)                -          (41,958)
Extraordinary loss on
  extinguishment of debt                                                  (5,754)
                                   ---------------------------------------------
Net income (loss)                     ($1,433)                -         ($47,712)
                                   =============================================

Condensed Combined Statements of Operations
For the Six Months ended June 30, 1999
(in thousands)

                                     Guarantor      Non-guarantor                                           Pegasus
                                   Subsidiaries      Subsidiaries       Pegasus        Eliminations         Subtotal
                                   ------------      ------------       -------        ------------         --------
Total revenue                         $89,985           $   956                            ($  989)         $ 89,952
Total operating expenses               89,349            29,238          $   356              (989)          117,954
                                   ---------------------------------------------------------------------------------

Income (loss) from operations             636           (28,282)            (356)                -           (28,002)

Interest expense                        5,621                              7,329            (5,155)            7,795
Other                                    (194)                                47                                (147)
                                   ---------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes       (4,791)          (28,282)          (7,732)            5,155           (35,650)
Provision for income taxes                185                                                                    185
Discontinued operations                   736                13                                                  749
                                   ---------------------------------------------------------------------------------
Net income (loss)                     ($4,240)         ($28,269)         ($7,732)           $5,155          ($35,086)
                                   =================================================================================

                                     Pegasus
                                   Development
                                   Corporation      Eliminations         Totals
                                   -----------      ------------         ------
Total revenue                                                            $89,952
Total operating expenses                                                 117,954
                                   ---------------------------------------------

Income (loss) from operations               -                 -          (28,002)

Interest expense                                                           7,795
Other                                      $4                               (143)
                                   ---------------------------------------------
Income (loss) from continuing
  operations before income taxes           (4)                -          (35,654)
Provision for income taxes                                                   185
Discontinued operations                                                      749
                                   ---------------------------------------------
Net income (loss)                         ($4)                -         ($35,090)
                                   =============================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated: - (Continued)

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 2000
(in thousands)

                                                              Guarantor     Non-guarantor                                   Pegasus
                                                             Subsidiaries   Subsidiaries      Pegasus      Eliminations     Subtotal
                                                             ------------   ------------      -------      ------------     --------
Cash flows from operating activities:
Net income (loss)                                              $ 15,480       ($50,020)      ($16,919)         $5,180      ($46,279)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                  47,772            102             46                        47,920
  Program rights amortization                                     2,410                                                       2,410
  Change in assets and liabilities:
     Accounts receivable                                         (7,333)                                                     (7,333)
     Accounts payable and accrued expenses                        4,432                                        (5,180)         (748)
     Prepaids and other                                          (1,808)                                                     (1,808)
 Other                                                          (46,111)                       25,507                       (20,604)
                                                               --------------------------------------------------------------------
Net cash provided (used) by operating activities                 14,842        (49,918)         8,634               -       (26,442)

Cash flows from investing activities:
   Acquisitions                                                 (35,967)                                                    (35,967)
   Capital expenditures                                         (13,676)                                                    (13,676)
   Purchase of intangible assets                                 (4,681)                        2,874                        (1,807)
   Other                                                        629,489                      (530,978)                       98,511
                                                               --------------------------------------------------------------------
Net cash provided (used) for investing activities               575,165              -       (528,104)              -        47,061

Cash flows from financing activities:
   Net proceeds from debt                                        57,297                                                      57,297
   Other                                                       (652,194)        49,603        513,714                       (88,877)
                                                               --------------------------------------------------------------------
Net cash provided (used) by financing activities               (594,897)        49,603        513,714               -       (31,580)

Net increase (decrease) in cash and cash equivalents             (4,890)          (315)        (5,756)                      (10,961)
Cash and cash equivalents, beginning of year                     15,085            494          5,756                        21,335
                                                               --------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 10,195        $   179              -               -       $10,374
                                                               ====================================================================

                                                              Pegasus
                                                            Development
                                                            Corporation    Eliminations      Totals
                                                            -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                            ($ 1,433)                     ($47,712)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                    49                        47,969
  Program rights amortization                                                                 2,410
  Change in assets and liabilities:
     Accounts receivable                                        4,138                        (3,195)
     Accounts payable and accrued expenses                        209                          (539)
     Prepaids and other                                                                      (1,808)
 Other                                                         (1,758)                      (22,362)
                                                              -------------------------------------
Net cash provided (used) by operating activities                1,205              -        (25,237)

Cash flows from investing activities:
   Acquisitions                                                                             (35,967)
   Capital expenditures                                          (569)                      (14,245)
   Purchase of intangible assets                                 (227)                       (2,034)
   Other                                                     (111,846)                      (13,335)
                                                              -------------------------------------
Net cash provided (used) for investing activities            (112,642)             -        (65,581)

Cash flows from financing activities:
   Net proceeds from debt                                                                    57,297
   Other                                                      111,805                        22,928
                                                              -------------------------------------
Net cash provided (used) by financing activities              111,805              -         80,225

Net increase (decrease) in cash and cash equivalents              368                       (10,593)
Cash and cash equivalents, beginning of year                       16                        21,351
                                                              -------------------------------------
Cash and cash equivalents, end of period                      $   384              -        $10,758
                                                              =====================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

12.  Subsidiary Guarantees, as restated: - (Continued)

Condensed Combined Statements of Cash Flows
For the Six Months ended June 30, 1999
(in thousands)

                                                              Guarantor     Non-guarantor                                   Pegasus
                                                             Subsidiaries   Subsidiaries      Pegasus      Eliminations     Subtotal
                                                             ------------   ------------      -------      ------------     --------
Cash flows from operating activities:
Net income (loss)                                             ($4,240)        ($28,269)       ($7,732)         $5,155      ($35,086)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                25,382              101            348                        25,831
  Program rights amortization                                   1,539                                                         1,539
  Change in assets and liabilities:
     Accounts receivable                                         (974)                                                         (974)
     Accounts payable and accrued expenses                      8,110               (3)                        (5,155)        2,952
     Prepaids and other                                        (1,577)                                                       (1,577)
     Other                                                     (6,450)                          7,904                         1,454
                                                              ---------------------------------------------------------------------
Net cash provided (used) by operating activities               21,790          (28,171)           520               -        (5,861)

Cash flows from investing activities:
   Acquisitions                                               (91,930)                                                      (91,930)
   Capital expenditures                                        (3,728)                                                       (3,728)
   Purchase of intangible assets                               (1,097)                            (26)                       (1,123)
   Other                                                       69,835                         (71,086)                       (1,251)
                                                              ---------------------------------------------------------------------
Net cash provided (used) by investing activities              (26,920)               -        (71,112)              -       (98,032)

Cash flows from financing activities:
   Proceeds from debt                                          70,500                                                        70,500
   Repayment of debt                                          (59,344)                                                      (59,344)
   Other                                                       (9,146)          25,558         65,713                        82,125
                                                              ---------------------------------------------------------------------
Net cash provided (used) by financing activities                2,010           25,558         65,713               -        93,281

Net increase (decrease) in cash and cash equivalents           (3,120)          (2,613)        (4,879)                      (10,612)
Cash and cash equivalents, beginning of year                   14,143            3,092          5,318                        22,553

                                                              ---------------------------------------------------------------------
Cash and cash equivalents, end of period                      $11,023             $479           $439               -       $11,941
                                                              =====================================================================


                                                              Pegasus
                                                            Development
                                                            Corporation    Eliminations      Totals
                                                            -----------    ------------      ------
Cash flows from operating activities:
Net income (loss)                                                ($4)                       ($35,090)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                                               25,831
  Program rights amortization                                                                  1,539
  Change in assets and liabilities:
     Accounts receivable                                                                        (974)
     Accounts payable and accrued expenses                        11                           2,963
     Prepaids and other                                                                       (1,577)
     Other                                                                                     1,454
                                                               -------------------------------------
Net cash provided (used) by operating activities                   7              -           (5,854)

Cash flows from investing activities:
   Acquisitions                                                                              (91,930)
   Capital expenditures                                            2                          (3,726)
   Purchase of intangible assets                                 (93)                         (1,216)
   Other                                                                                      (1,251)
                                                               -------------------------------------
Net cash provided (used) by investing activities                 (91)             -          (98,123)

Cash flows from financing activities:
   Proceeds from debt                                                                         70,500
   Repayment of debt                                                                         (59,344)
   Other                                                           1                          82,126
                                                               -------------------------------------
Net cash provided (used) by financing activities                   1              -           93,282

Net increase (decrease) in cash and cash equivalents             (83)                        (10,695)
Cash and cash equivalents, beginning of year                     154                          22,707
                                                               -------------------------------------
Cash and cash equivalents, end of period                         $71              -          $12,012
                                                               =====================================

ITEM 2.   MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS (AS
          RESTATED)

          This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information available to our management at the date that this report was initially filed on August 14, 2000. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our views that existed at August 14, 2000 with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by Pegasus and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of August 14, 2000. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Restatement of Financial Statements

         At year end 2000, we corrected the purchase accounting and allocation of the purchase consideration in Pegasus Communications Corporation's acquisition in 1998 of Digital Television Services, Inc. Pegasus Communications Corporation contributed Digital Television Services to us in January 2000. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction of the purchase accounting and allocation of the purchase consideration affected amounts that we recorded at the date that Digital Television Services was contributed to us and thereafter. The effects of the corrected accounting and consideration allocation as of and for the six months ended June 30, 2000 are shown below.

As of June 30, 2000:
o Reduction of $105.4 million in the valuation allowance against deferred tax assets;
o   Reduction of $49.2 million in DBS rights assets;
o   Reduction of $15.9 million in accumulated amortization of DBS rights assets;
o   Increase in deferred income tax liabilities of $45.0 million; and
o   An increase in additional paid-in capital of $2.1 million.

For the six months ended June 30, 2000:
o   Reduction of amortization expense for DBS rights assets of $6.0 million; and
o   Net increase in income tax benefits of $18.9 million.

The adjustment to additional paid-in capital relates to the cumulative effects of the purchase accounting revisions on periods that DTS was a direct subsidiary of PCC and that would have affected the amount of PCC's investment in DTS that it contributed to the Company.

         Because of the magnitude of the corrections discussed, the Company restated financial information herein from that previously reported as of and for the six months ended June 30, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding subtotals on the financial statements.

                                                                                         As               As Previously
(in thousands)                                                                        Restated              Reported
                                                                                     ----------            ----------
Balance sheet items as of June 30, 2000:
Intangible assets, net of accumulated amortization                                    $ 793,654             $ 826,934
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $138.4 million to deferred tax liabilities                               -                    33,062
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
  $138.4 million                                                                         21,749               115,135
Additional paid-in capital                                                              770,003               767,878
Accumulated deficit                                                                    (184,077)             (208,996)
Total assets and total liabilities and stockholder's equity                           1,064,300             1,130,642

Statement of operations items for the six months ended June 30, 2000:
DBS depreciation and amortization                                                        41,148                47,181
Income tax benefit for continuing operations                                            (22,434)               (6,825)
Income from discontinued operations, net of income taxes                                    405                   654
Loss before extraordinary items                                                         (41,958)              (63,351)
Extraordinary loss, net of income taxes                                                  (5,754)               (9,280)
Net loss                                                                                (47,712)              (72,631)

As Digital Television Services was contributed to us in January 2000, there was no impact on the 1999 reported information.

Results of Operations

Six months ended June 30, 2000, as restated compared to six months ended June 30, 1999

         Total net revenues from continuing operations for the six months ended June 30, 2000 were $218.5 million, an increase of $128.5 million, or 143%, compared to total net revenues of $90.0 million for the same period in 1999. The increase in total net revenues for the six months ended June 30, 2000 was primarily due to an increase in DBS revenues of $128.7 million attributable to acquisitions, internal growth in Pegasus' DBS subscriber base and the merger of Digital Television Services with and into a subsidiary of Pegasus in January 2000. Total operating expenses from continuing operations for the six months ended June 30, 2000 were $260.8 million, as restated, an increase of $142.9 million, or 121%, compared to total operating expenses of $118.0 million for the same period in 1999. The increase was primarily due to an increase of $136.0 million, as restated, in operating expenses attributable to the growth in Pegasus' DBS business.

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

         We had an income tax benefit of $22.4 million, as restated, for the six months ended June 30, 2000 compared to income tax expense of $185,000 for the same period in 1999. As a result of the correction to the purchase accounting for the Digital Television Services acquisition, we reduced the valuation allowance against deferred income tax assets in the current year period, which permitted us to recognize the tax benefits of the deferred tax assets in the current year period.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $215,000 for the six months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $405,000, as restated, for the six months ended June 30, 2000, a decrease of $344,000, or 46%, compared to $749,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense. Pegasus had approximately 56,000 cable subscribers at June 30, 2000 compared to 52,700 at June 30, 1999.

         Extraordinary loss from the extinguishment of debt, net of income taxes, was $5.8 million, as restated, for the six months ended June 30, 2000. In January 2000, Pegasus entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus' $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus Communications Corporation $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

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

         Depreciation and amortization was $41.1 million, as restated, for the six months ended June 30, 2000, an increase of $21.2 million, or 106%, compared to $20.0 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years and the merger of Digital Television Services with an into a subsidiary of Pegasus.

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

                                                                                                Four Quarters Ended
                                                                                                   June 30, 2000
                                                                                                -------------------
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


                       Pegasus Media & Communications, Inc.



August 3, 2001         By: /s/ Kasin Smith
-------------------        --------------------
Date                       Kasin Smith
                           Chief Financial Officer, Treasurer and Executive Vice
                           President of Finance and Information Technology
                           (Principal Financial and Accounting Officer)

Exhibit 27.1  Financial Data Schedule, as restated

Pegasus Media & Communications, Inc.
Second Quarter 2000 Form 10-Q


         This schedule contains summary financial information extracted from the combined balance sheet of Pegasus Media & Communications Inc., as of June 30, 2000 (unaudited) and the related combined statements of operations for the six months ended June 30, 2000 (unaudited). This information is qualified in its entirety by reference to such financial statements.


                      (Dollars in thousands, except per share data)

           Multiplier                                                     1
           Currency                                            U.S. Dollars
           Period - Type                                           6 Months
           Fiscal Year End                                December 31, 2000
           Period- End                                        June 30, 2000
           Cash                                                      10,758
           Securities                                                     0
           Receivables                                               34,957
           Allowances                                                 1,888
           Inventory                                                 20,292
           Current Assets                                            78,260
           PP&E                                                      86,757
           Depreciation                                              35,166
           Total Assets                                           1,064,300
           Current Liabilities                                       92,205
           Bonds                                                     82,976
           Preferred - Mandatory                                          0
           Preferred                                                      0
           Common                                                         2
           Other - SE                                               585,928
           Total Liabilities and Equity                           1,064,300
           Sales                                                    218,475
           Total Revenues                                           218,475
           CGS                                                            0
           Total Costs                                              260,843
           Other Expenses                                              (217)
           Loss - Provision                                               0
           Interest Expense                                          22,646
           Income Pretax                                            (64,582)
           Income Tax                                               (22,434)
           Income Continuing                                        (42,363)
           Discontinued                                                 405
           Extraordinary                                             (5,754)
           Changes                                                        0
           Net Income                                               (47,712)
           EPS - Primary                                            (280.66)
           EPS - Diluted                                            (280.66)