Form 10-Q
period 2001-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-08-20
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2001
                                        -------------

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

         Number of shares of each class of the Registrant's common stock outstanding as of August 3, 2001:

                  Class A, Common Stock, $0.01 par value               161,500
                  Class B, Common Stock, $0.01 par value                 8,500

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2001

                                                                                      Page
                                                                                      ----
                          PART I. FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000                                 4

                  Consolidated Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2001 and 2000                           5

                  Consolidated Statements of Operations and Comprehensive Loss
                    Six months ended June 30, 2001 and 2000                             6


                  Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000                             7

                  Notes to Consolidated Financial Statements                            8


Item 2            Management's Narrative Analysis of
                    the Results of Operations                                           18


                           PART II. OTHER INFORMATION


Item 1            Legal Proceedings                                                     21

Item 6            Exhibits and Reports on Form 8-K                                      21

Signature                                                                               22

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                    June 30,              December 31,
                                                                                      2001                    2000
                                                                                   ----------             ------------
                                        ASSETS                                                 (unaudited)
Current  assets:
     Cash and cash equivalents                                                     $   52,884              $  183,261
     Restricted cash                                                                    2,690                   4,000
     Accounts receivable, net                                                          42,017                  55,604
     Inventory                                                                         11,114                  14,823
     Net advances to affiliates                                                        18,972                   4,279
     Prepaid expenses                                                                  11,349                  20,784
     Other current assets                                                               5,515                   4,648
                                                                                   ----------              ----------
       Total current assets                                                           144,541                 287,399

Property and equipment, net                                                            58,934                  46,947
Intangible assets, net                                                              1,823,840               1,943,630
Other non-current assets                                                               56,241                  54,527
                                                                                   ----------              ----------
     Total assets                                                                  $2,083,556              $2,332,503
                                                                                   ==========              ==========
                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt                                             $    9,772              $   10,785
     Taxes payable                                                                          -                  29,620
     Accounts payable                                                                   5,526                   8,097
     Accrued programming, fees and commissions                                        117,152                 104,627
     Other current liabilities                                                         36,152                  52,793
                                                                                   ----------              ----------
       Total current liabilities                                                      168,602                 205,922

Long-term debt                                                                        463,601                 793,385
Deferred income taxes, net                                                            115,473                 183,663
Other non-current liabilities                                                          42,212                  40,198
                                                                                   ----------              ----------
      Total liabilities                                                               789,888               1,223,168
                                                                                   ----------              ----------
Commitments and contingent liabilities  (see Note 9)

Minority interest                                                                       1,030                     911

Common stockholder's equity:
     Common stock                                                                           2                       2
     Other stockholder's equity                                                     1,292,636               1,108,422
                                                                                   ----------              ----------
       Total stockholder's equity                                                   1,292,638               1,108,424
                                                                                   ----------              ----------
     Total liabilities and stockholder's equity                                    $2,083,556              $2,332,503
                                                                                   ==========              ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                      Three Months Ended June 30,
                                                                                 -----------------------------------
                                                                                    2001                    2000
                                                                                 -----------             -----------
                                                                                             (unaudited)
Net revenues:
     DBS                                                                         $   206,015             $   134,411
     Broadcast                                                                         9,150                   9,233
                                                                                 -----------             -----------
       Total net revenues                                                            215,165                 143,644

Operating expenses:
     DBS
        Programming, technical, general and administrative                           148,709                  94,149
        Marketing and selling                                                         44,750                  31,160
        Depreciation and amortization                                                 63,250                  44,045
        Other                                                                            450                     787
     Broadcast
        Programming, technical, general and administrative                             6,371                   6,076
        Marketing and selling                                                          2,145                   2,042
        Depreciation and amortization                                                  1,202                   1,215
        Other                                                                             63                      31

     Corporate expenses                                                                3,318                   1,834
     Corporate depreciation and amortization                                               6                      32
     Other expense, net                                                                3,642                   1,122
                                                                                 -----------             -----------
       Loss from operations                                                          (58,741)                (38,849)

Interest expense                                                                     (20,664)                (20,153)
Interest income                                                                          934                     295
Other non-operating income (expense), net                                                149                    (447)
                                                                                 -----------             -----------
     Loss from continuing operations before income
       taxes and extraordinary item                                                  (78,322)                (59,154)

Benefit for income taxes                                                             (29,315)                (23,318)
                                                                                 -----------             -----------
     Loss from continuing operations before
       extraordinary item                                                            (49,007)                (35,836)

Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income tax expense of $62                                                    -                     101
                                                                                 -----------             -----------
     Loss before extraordinary item                                                  (49,007)                (35,735)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604                                                                    (986)                      -
                                                                                 -----------             -----------
     Net loss                                                                        (49,993)                (35,735)

Other comprehensive income:
     Unrealized gain on marketable equity securities, net of income tax
       expense of $1,528                                                               2,493                       -
                                                                                 -----------             -----------
     Comprehensive loss                                                          $   (47,500)            $   (35,735)
                                                                                 ===========             ===========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                  ----------------------------------
                                                                                     2001                    2000
                                                                                  ----------               ---------
                                                                                             (unaudited)
Net revenues:
     DBS                                                                          $  411,853               $ 230,268
     Broadcast                                                                        16,796                  17,332
                                                                                  ----------               ---------
       Total net revenues                                                            428,649                 247,600

Operating expenses:
     DBS
        Programming, technical, general and administrative                           294,936                 162,007
        Marketing and selling                                                         98,742                  56,569
        Depreciation and amortization                                                126,004                  64,319
        Other                                                                            975                   1,187
     Broadcast
        Programming, technical, general and administrative                            11,807                  12,021
        Marketing and selling                                                          4,027                   3,911
        Depreciation and amortization                                                  2,483                   2,531
        Other                                                                            173                      46
     Corporate expenses                                                                6,216                   3,749
     Corporate depreciation and amortization                                              12                      46
     Development costs                                                                   249                       -
     Other expense, net                                                               11,106                   1,688
                                                                                  ----------               ---------
       Loss from operations                                                         (128,081)                (60,474)

Interest expense                                                                     (44,423)                (30,914)
Interest income                                                                        3,165                     453
Other non-operating expenses, net                                                     (3,346)                   (447)
                                                                                  ----------               ---------
     Loss from continuing operations before income
       taxes and extraordinary item                                                 (172,685)                (91,382)

Benefit for income taxes                                                             (62,566)                (32,658)
                                                                                  ----------               ---------
     Loss from continuing operations before
       extraordinary item                                                           (110,119)                (58,724)

Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income tax expense of $249                                                   -                     405
                                                                                  ----------               ---------
     Loss before extraordinary item                                                 (110,119)                (58,319)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604 and $3,526, respectively                                           (986)                 (5,754)
                                                                                  ----------               ---------
     Net loss                                                                       (111,105)                (64,073)

Other comprehensive loss:
     Unrealized loss on marketable equity securities, net of income tax
        benefit of $3,137                                                             (5,118)                      -
                                                                                  ----------               ---------
     Comprehensive loss                                                           $ (116,223)              $ (64,073)
                                                                                  ==========               =========

           See accompanying notes to consolidated financial statements

                        Pegasus Media & Communications, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                   (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                  -----------------------------------
                                                                                     2001                     2000
                                                                                  ----------               ----------
                                                                                             (unaudited)
Net cash used by operating activities                                             $ (56,615)               $ (21,383)
                                                                                  ---------                ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                (889)                 (32,731)
     Capital expenditures                                                           (18,045)                 (14,413)
     Purchases of intangible assets                                                       -                  (20,350)
     Other                                                                           (3,072)                  (1,149)
                                                                                  ---------                ---------
     Net cash used by investing activities                                          (22,006)                 (68,643)
                                                                                  ---------                ---------
Cash flows from financing activities:
     Repayments of long-term debt                                                    (6,803)                 (13,503)
     Net (repayments) borrowings on bank credit facilities                           (1,375)                  62,800
     Advances to affiliates                                                         (24,652)                  (4,337)
     Debt financing costs                                                                 -                   (8,558)
     (Payments to) contributions from parent company                                (20,096)                  44,316
     Other                                                                            1,170                     (120)
                                                                                  ---------                ---------
     Net cash (used) provided by financing activities                               (51,756)                  80,598
                                                                                  ---------                ---------
Net decrease in cash and cash equivalents                                          (130,377)                  (9,428)
Cash and cash equivalents, beginning of year                                        183,261                   21,340
                                                                                  ---------                ---------
Cash and cash equivalents, end of period                                          $  52,884                $  11,912
                                                                                  =========                =========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company

         Pegasus Media & Communications, Inc. ("PM&C", and together with its subsidiaries, the "Company") is a direct subsidiary of Pegasus Satellite Communications, Inc. ("PSC"), which is a direct subsidiary of Pegasus Communications Corporation ("PCC"). In June 2001, PSC contributed all of the capital stock of Golden Sky Holdings, Inc. ("GSH") to a subsidiary of PM&C. Golden Sky Systems, Inc. ("GSS") and Golden Sky DBS, Inc. ("GSDBS") are subsidiaries of GSH. GSH was acquired by PSC in May 2000. GSH, through its subsidiaries, provides direct broadcast satellite services ("DBS"). At June 30, 2001, GSH had approximately 405,000 subscribers. Revenues for GSH were $114.3 million and $187.6 million for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. The amount of PSC's investment in GSH contributed to the Company at June 30, 2001 was $742.2 million.

2.   Basis of Presentation

         The financial statements include the accounts of PM&C and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

         For financial reporting purposes, the financial statements of GSH have been combined with those of the Company on an "as if pooled" basis for all periods presented in this report from the date that GSH was acquired by PSC. As a result, prior year amounts have been adjusted from that previously reported and the current year's year to date amounts have been adjusted to include amounts of GSH.

         Through December 31, 2000, the Company's financial statements were presented on a combined basis with Pegasus Development Corporation ("PDC"). PDC, a subsidiary of PCC, had provided capital for various satellite initiatives that were integral to the Company's DBS operations for periods prior to those presented in this report. PDC's financial position, results of operations and cash flows no longer impact those of the Company and beginning in 2001 the financial statements of PDC were not combined with those of the Company. For comparative purposes, financial information contained in this report for periods prior to 2001 has been adjusted from that previously reported to exclude amounts associated with PDC.

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period.

3.   Long-Term Debt

         In the second quarter 2001, PSC issued notes in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of GSS and outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of GSDBS. The GSS and GSDBS notes, with a carrying amount of $329.9 million, were cancelled and the balance of unamortized deferred financing costs associated with the notes of $9.5 million was transferred to PSC and associated with the newly issued notes of PSC. Accordingly, PM&C's paid-in capital was increased by a net $320.4 million. Consent fees of $1.6 million incurred in the exchange offers to amend the GSS and GSDBS note indentures were recorded as deferred financing costs that were included in the amounts transferred to PSC.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement aggregating $72.0 million were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of $986,000, net of an income tax benefit of $604,000. The principal amounts outstanding under the GSS credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of PM&C. All of the letters of credit outstanding under GSS' revolving credit facility were cancelled and new letters of credit for $15.3 million were issued pursuant to PM&C's revolving credit facility.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         During the three months ended June 30, 2001, PM&C borrowed $40.0 million under its revolving credit facility. The total principal amount outstanding under the revolving credit facility was $107.0 million at June 30, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $49.2 million at June 30, 2001 and $40.4 million at December 31, 2000. At June 30, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $213.8 million. Availability under the revolving credit facility at June 30, 2001 was $57.4 million. Beginning March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility that have reduced the amount outstanding thereunder to $273.6 million at June 30, 2001. The weighted average rates of interest including applicable margins on principal amounts outstanding under PM&C's credit agreement at June 30, 2001 and December 31, 2000 were 7.31% and 10.19%, respectively, for the term facility and 6.20% and 10.11%, respectively, for the revolving facility.

         The PM&C credit agreement contained an option under which PM&C could avail itself of $200.0 million in additional term loans through June 30, 2001. This option has been extended to December 31, 2001.

4.   Other Stockholder's Equity

         Within other stockholders' equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company through June 30, 2001. Balances were $17.1 million, net of income tax benefit of $10.5 million, at June 30, 2001 and $12.0 million, net of income tax benefit of $7.3 million, at December 31, 2000. Other stockholder's equity increased by an aggregate net $320.4 million associated with the exchange and cancellation of the outstanding balances for GSS' 12-3/8% senior subordinated notes due August 2006 and GSDBS' 13-1/2% senior discount notes due March 2007. Other stockholder's equity decreased by $20.1 million for distributions the Company made to PSC.

5.   Industry Segments

         The Company's only reportable segment at June 30, 2001 was DBS. The broadcast segment had been a reportable segment in previously reported periods. However, with the contribution of GSH to the Company, the broadcast segment is no longer significant and the Company believes that it will not be a significant segment in the future. Information on DBS' revenue and measure of profit/loss and how DBS contributes to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS, including those of GSH, were approximately $2.0 billion at June 30, 2001, which did not change significantly from the total DBS assets at December 31, 2000.

6.   Supplemental Cash Flow Information

         Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                                Six Months
                                                                                               Ended June 30,
                                                                                            2001            2000
                                                                                          --------        --------
Barter revenue and related expense......................................................  $  3,410        $  3,558
Increase in paid-in capital due to cancellation of outstanding debt, net of related
   unamortized deferred financing costs ................................................   320,390               -
Contribution by PSC of the net assets of Golden Sky Holdings............................   742,166               -
Net unrealized loss on marketable securities, net of related deferred taxes ............     5,118               -
Contribution by PSC of the net assets of Digital Television Services....................         -         174,026
Capital issued by PSC for acquisitions made by the Company..............................         -          78,115
Deferred taxes and related intangibles recognized in acquisitions.......................         -          27,985

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of the swaps and caps held by the Company are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at a specified point in time. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in the period of change.

         On January 1, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was the recording of a liability and a charge to earnings of approximately $1.0 million, net of an income tax benefit of approximately $600,000.

8.   Income Taxes

         The Company's effective federal income tax rate for continuing operations for the six months ended June 30, 2001 was 35.3% compared to the statutory federal income tax rate of 35.0%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was 33.2%, after inclusion of GSH's income tax benefits. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The current year's rate principally reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes in 2001 than were able to be used in 2000.

9.   Commitments and Contingent Liabilities

Legal Matters
-------------

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         Pegasus Satellite Television, Inc. ("PST"), a subsidiary of PM&C, is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which participates through agreements in the NRTC's direct broadcast satellite program. On May 5, 2000, PSC acquired GSS, another affiliate of the NRTC. On June 29, 2001, GSS became a direct subsidiary of PST.

         On June 3, 1999, NRTC filed a lawsuit in federal court against DIRECTV, Inc. ("DIRECTV") seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the Company's agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal. If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights.

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

         Both of the NRTC's lawsuits against DIRECTV have been consolidated for discovery and pre-trial purposes. A trial date of August 13, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         Pegasus Satellite Television and Golden Sky Systems

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

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001. On July 2, 2001, DIRECTV filed under seal a summary judgment motion on its term claim, which motion is currently scheduled to be heard on August 27, 2001.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         On May 21, 2001, PST, GSS and the class members moved to amend their complaints to add certain additional claims against DIRECTV relating to, among other things, DIRECTV's provision of advanced services. The court granted this motion on June 19, 2001. DIRECTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DIRECTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS. Pursuant to the terms of that agreement, the parties agreed upon arrangements relating to the marketing activities of DIRECTV retailers and distributors in PST's and GSS' territories. DIRECTV alleges that PST and GSS have not made certain payments due under the agreement. Prior to the filing of DIRECTV's complaint, PST and GSS asserted in correspondence to DIRECTV that DIRECTV was in breach of the agreement in numerous respects. PST and GSS advised DIRECTV that unless the breaches were cured, PST and GSS would exercise their termination rights under the agreement. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross-complaint against DIRECTV alleging, among other things, that (i) DIRECTV has breached the seamless marketing agreement, and (ii) DIRECTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. PST and GSS are informed that DIRECTV may attempt to remove the case back to state court. Pursuant to the terms of the Seamless Consumer Agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS, either party is entitled to terminate the Seamless Consumer Agreement upon written notice provided within the 90 day period following the termination of the Seamless Marketing Agreement. The Seamless Consumer Agreement enables the Company to provide its subscribers with premium services HBO, Showtime, Cinemax and The Movie Channel, as well as certain other programming pending the outcome of the DIRECTV litigation.

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Other Matters:

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows or financial position.

10.  New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has not determined the impacts that this statement may have on it.

         Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company has not determined the impacts that this statement may have on it.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Subsidiary Guarantees

         PM&C's 12-1/2% Series B senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, including GSH and its subsidiaries, with the exception of certain subsidiaries described in the following sentence. WTLH License Corp., WTLH, Inc. and Pegasus Satellite Development Corporation, all of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Non-guarantor Subsidiaries"). PM&C believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, PM&C is providing the following condensed consolidating financial statements to present the financial position, results of operations and cash flows of the various entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11. Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                                       Guarantor   Non-guarantor
As of June 30, 2001                                  Subsidiaries   Subsidiaries       PM&C         Eliminations      Consolidated
                                                     ------------   ------------       ----         ------------      ------------
Assets:
 Cash and cash equivalents                            $    40,710                  $    12,174                         $    52,884
 Restricted cash                                              888                        1,802                               2,690
 Accounts receivable, net                                  42,017                                                           42,017
 Other current assets                                      56,797                       (9,847)                             46,950
                                                      ----------------------------------------------------------------------------
   Total current assets                                   140,412                        4,129                             144,541

 Property and equipment, net                               58,934                                                           58,934
 Intangible assets, net                                 1,823,702                          138                           1,823,840
 Other assets                                             162,255                     (106,014)                             56,241
 Investment in subsidiaries and affiliates                            $ (2,599)      1,956,925      $ (1,954,326)
                                                      ----------------------------------------------------------------------------
  Total assets                                        $ 2,185,303     $ (2,599)    $ 1,855,178      $ (1,954,326)      $ 2,083,556
                                                      ============================================================================
Liabilities and total equity:
Current portion of long-term debt                     $     9,772                                                      $     9,772
Accounts payable                                            5,526                                                            5,526
Other current liabilities                                 153,304                  $     5,706      $     (5,706)          153,304
                                                      ----------------------------------------------------------------------------
  Total current liabilities                               168,602                        5,706            (5,706)          168,602

Long-term debt                                          2,328,844                       83,377        (1,948,620)          463,601
Other liabilities                                         151,305     $  1,588           4,792                             157,685
                                                      ----------------------------------------------------------------------------
 Total liabilities                                      2,648,751        1,588          93,875        (1,954,326)          789,888
Minority interest                                           1,030                                                            1,030
Total equity (deficit)                                   (464,478)      (4,187)      1,761,303                           1,292,638
                                                      ----------------------------------------------------------------------------
  Total liabilities and equity (deficit)              $ 2,185,303     $ (2,599)    $ 1,855,178      $ (1,954,326)      $ 2,083,556
                                                      ============================================================================
As of December 31, 2000
Assets:
 Cash and cash equivalents                            $    76,982                  $   106,279                         $   183,261
 Restricted cash                                            1,000                        3,000                               4,000
 Accounts receivable, net                                  55,604                                                           55,604
 Other current assets                                      43,182                        1,352                              44,534
                                                      ----------------------------------------------------------------------------
   Total current assets                                   176,768                      110,631                             287,399

 Property and equipment, net                               46,947                                                           46,947
 Intangible assets, net                                 1,943,717                          (87)                          1,943,630
 Other assets                                             (30,545)                      85,072                              54,527
 Investment in subsidiaries and affiliates                            $ 71,042         920,292      $   (991,334)
                                                      ----------------------------------------------------------------------------
  Total assets                                        $ 2,136,887     $ 71,042     $ 1,115,908      $   (991,334)      $ 2,332,503
                                                      ============================================================================
Liabilities and equity (deficit):
Current portion of long-term debt                     $    10,785                                                      $    10,785
Accounts payable                                            8,097                                                            8,097
Other current liabilities                                 187,040                  $     6,380      $     (6,380)          187,040
                                                      ----------------------------------------------------------------------------
  Total current liabilities                               205,922                        6,380            (6,380)          205,922

Long-term debt                                          1,700,329                       83,176          (990,120)          793,385
Other liabilities                                         193,677     $    592          29,592                             223,861
                                                      ----------------------------------------------------------------------------
 Total liabilities                                      2,099,928          592         119,148          (996,500)        1,223,168
Minority interest                                             911                                                              911
Total equity                                               36,048       70,450         996,760             5,166         1,108,424
                                                      ----------------------------------------------------------------------------
  Total liabilities and equity                        $ 2,136,887     $ 71,042     $ 1,115,908      $   (991,334)      $ 2,332,503
                                                      ============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss For the Six Months ended June 30, 2001
(In thousands)

                                                                  Guarantor    Non-guarantor
                                                                Subsidiaries    Subsidiaries      PM&C    Eliminations Consolidated
                                                                ------------    ------------      ----    ------------ ------------
Total net revenues                                               $ 428,649      $   2,893                   $ (2,893)    $ 428,649
Total operating expenses                                           488,014         71,564          $ 45       (2,893)      556,730
                                                                 -----------------------------------------------------------------
  Loss from operations                                             (59,365)       (68,671)          (45)                  (128,081)

Interest expense                                                   (27,273)                     (22,355)       5,205       (44,423)
Other                                                                  516                         (697)                      (181)
                                                                 -----------------------------------------------------------------
  Loss from continuing operations before income taxes
     and extraordinary item                                        (86,122)       (68,671)      (23,097)       5,205      (172,685)

Benefit for income taxes                                           (43,972)                     (18,594)                   (62,566)
                                                                 -----------------------------------------------------------------
  Loss from continuing operations before extraordinary item        (42,150)       (68,671)       (4,503)       5,205      (110,119)

Extraordinary loss on extinguishment of debt, net of taxes            (986)                                                   (986)
                                                                 -----------------------------------------------------------------
  Net loss                                                         (43,136)       (68,671)       (4,503)       5,205      (111,105)

Other comprehensive loss:
  Unrealized gain (loss) on marketable equity securities,
     net of taxes                                                   (8,255)                       3,137                     (5,118)
                                                                 -----------------------------------------------------------------
  Comprehensive loss                                             $ (51,391)     $ (68,671)     $ (1,366)    $  5,205    $ (116,223)
                                                                 =================================================================

Condensed Consolidating Statements of Operations
For the Six Months ended June 30, 2000
(In thousands)

                                                                  Guarantor    Non-guarantor
                                                                Subsidiaries    Subsidiaries      PM&C    Eliminations Consolidated
                                                                ------------    ------------      ----    ------------ ------------
Total net revenues                                               $ 247,600        $ 2,030                   $ (2,030)    $ 247,600
Total operating expenses                                           257,993         52,048      $     63       (2,030)      308,074
                                                                 -----------------------------------------------------------------
  Loss from operations                                             (10,393)       (50,018)          (63)                   (60,474)

Interest expense                                                    (4,491)                     (21,243)      (5,180)      (30,914)
Other                                                                    5                            1                          6
                                                                 -----------------------------------------------------------------
  Loss from continuing operations before income taxes
    and extraordinary item                                         (14,879)       (50,018)      (21,305)      (5,180)      (91,382)

Benefit for income taxes                                           (10,647)                     (22,011)                   (32,658)
Discontinued operations, net of taxes                                  407             (2)                                     405
                                                                 -----------------------------------------------------------------
  Income (loss) before extraordinary item                           (3,825)       (50,020)          706       (5,180)      (58,319)

Extraordinary loss on extinguishment of debt, net of taxes          (4,242)                      (1,512)                    (5,754)
                                                                 -----------------------------------------------------------------
  Net loss                                                       $  (8,067)     $ (50,020)     $   (806)    $ (5,180)    $ (64,073)
                                                                 =================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months ended June 30, 2001
(in thousands)

                                                                  Guarantor    Non-guarantor
                                                                Subsidiaries    Subsidiaries      PM&C    Eliminations Consolidated
                                                                ------------    ------------      ----    ------------ ------------
Net cash provided (used) by operating activities                  $ 41,592       $ (68,671)    $ (29,536)               $ (56,615)
                                                                  ---------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                       (889)                                                  (889)
   Capital expenditures                                            (18,045)                                               (18,045)
   Other                                                           836,306                      (839,378)                  (3,072)
                                                                  ---------------------------------------------------------------
   Net cash provided (used) by investing activities                817,372                      (839,378)                 (22,006)

Cash flows from financing activities:
   Repayment of debt                                                (8,178)                                                (8,178)
   Other                                                          (887,058)         68,671       774,809                  (43,578)
                                                                  ---------------------------------------------------------------
   Net cash provided (used) by financing activities               (895,236)         68,671       774,809                  (51,756)

Net decrease in cash and cash equivalents                          (36,272)                      (94,105)                (130,377)
Cash and cash equivalents, beginning of year                        76,982                       106,279                  183,261
                                                                  ---------------------------------------------------------------
Cash and cash equivalents, end of period                          $ 40,710                     $  12,174                $  52,884
                                                                  ===============================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months ended June 30, 2000
(in thousands)

                                                                  Guarantor    Non-guarantor
                                                                Subsidiaries    Subsidiaries      PM&C    Eliminations Consolidated
                                                                ------------    ------------      ----    ------------ ------------
Net cash provided (used) by operating activities                 $  23,429       $ (49,918)   $   5,106                 $ (21,383)
                                                                 ----------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                    (32,731)                                               (32,731)
   Capital expenditures                                            (14,413)                                               (14,413)
   Other                                                           473,142                     (494,641)                  (21,499)
                                                                 ----------------------------------------------------------------
   Net cash provided (used) by investing activities                425,998                     (494,641)                  (68,643)

Cash flows from financing activities:
   Net proceeds from debt                                           49,297                                                 49,297
   Other                                                          (502,077)         49,603      483,775                    31,301
                                                                 ----------------------------------------------------------------
   Net cash provided (used) by financing activities               (452,780)         49,603      483,775                    80,598

Net decrease in cash and cash equivalents                           (3,353)           (315)      (5,760)                   (9,428)
Cash and cash equivalents, beginning of year                        15,090             494        5,756                    21,340
                                                                 ----------------------------------------------------------------
Cash and cash equivalents, end of period                         $  11,737       $     179    $      (4)                $  11,912
                                                                 ================================================================

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

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

          A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 9 of the Notes to Consolidated Financial Statements for information on the litigation.

         In June 2001, our parent Pegasus Satellite Communications contributed all of the capital stock of Golden Sky Holdings to one of our subsidiaries. Golden Sky was acquired by Pegasus Satellite in May 2000. For financial reporting purposes, we have combined the financial statements of Golden Sky with ours on an "as if pooled" basis for all periods presented in this report from the date that Golden Sky was acquired by Pegasus Satellite. As a result, prior year amounts have been adjusted from that previously reported and the current year's year to date amounts have been adjusted to include amounts of Golden Sky. At June 30, 2001, Golden Sky had approximately 405,000 subscribers. Revenues for Golden Sky were $114.3 million and $187.6 million for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively.

         Through December 31, 2000, our financial statements were presented on a combined basis with Pegasus Development Corporation. The prior relationship we had with Pegasus Development no longer impacts our financial position, results of operations, or cash flows, and beginning in 2001 we no longer combine Pegasus Development's financial statements with ours. For comparative purposes, financial information contained in this report for periods prior to 2001 has been adjusted from that previously reported to exclude amounts associated with Pegasus Development.

Results of Operations

         In this section, amounts and changes specified are for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, unless indicated otherwise. The discussion that follows includes the effects of Golden Sky in the current and prior year period and excludes the effects of Pegasus Development from the prior year period.

Comparison of Six Months Ended June 30, 2001 and 2000

         DBS Business

         Revenues increased $181.6 million to $411.9 million. This increase was principally due to a combination of an increase in the number of subscribers and higher average revenue per subscriber. Additionally, the current year period fully includes the additional revenues that resulted from our acquisition of Golden Sky, whereas the prior year period includes only the incremental effects from the date of acquisition. Subscribers were 1,460,700 at June 30, 2001 compared to 1,201,900 at June 30, 2000. This increase was principally due to internal growth. At June 30, 2001, we had exclusive DIRECTV distribution rights to 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to 19.5% at June 30, 2001 from 16.8% at June 30, 2000. Average revenue per subscriber was $48.04 for the six months ended June 30, 2001 compared to $43.28 for the six months ended June 30, 2000. The increase in the current year average revenue per subscriber was primarily due to the incremental impact of the seamless consumer agreement we entered into with DIRECTV in August 2000. This arrangement enables us to directly provide certain premium programming to our subscribers from DIRECTV and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. We continue to believe that conditions exist for further subscriber growth through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $132.9 million to $294.9 million. This increase was primarily due to the incremental costs incurred in providing service to an increased subscriber base. Our margin on revenue over programming, technical, general and administrative expenses was 28.4% for the six months ended June 30, 2001 compared to 30.0% for the six months ended June 30, 2000. The decrease in the current year margin was primarily caused by margins associated with the seamless consumer program being lower than the margins on our other programs and the greater weight this program has had in our programming mix that is subscribed to.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $42.2 million to $98.7 million. This increase was principally due to increased and expanded commissions and subsidies to our exclusive dealer network related to programs initiated in the second half of 2000. Also contributing to this increase were additional commissions related to the seamless marketing agreement entered into in August 2000. As a result, our subscriber acquisition cost per gross subscriber added through internal growth was $476 for the six months ended June 30, 2001 compared to $334 for the six months ended June 30, 2000.

         In July 2001, we terminated the seamless marketing agreement with DIRECTV, Inc. As a result, we will not be incurring the additional commissions and equipment subsidy costs that we had incurred under the agreement. We intend to adopt or have adopted substitute programs to incent activations in our exclusive DBS territories. Under these programs, we will incur costs for additional commissions and equipment subsidies. We cannot determine at this time whether the costs we will incur will be similar to our historical costs.

         Depreciation and amortization increased $61.7 million to $126.0 principally due to the amortization of DBS rights assets obtained in acquisitions since June 30, 2000. Additionally, the current year period fully includes the amortization on DBS rights assets of approximately $1.0 billion recognized in the Golden Sky acquisition, whereas the prior year period includes only the respective incremental effects of the amortization from the acquisition date.

Broadcast Business

         The net operations of the broadcast business in the second quarter 2001 had slightly less of a loss than the first quarter 2001. This improvement was partially the result of cost management efforts we instituted and that we continue to expand and also due to second quarter revenues being greater than those in the first quarter. However, the net operations of the broadcast business in the current six months period had slightly more losses than the corresponding prior year period primarily due to lower revenues. A general slow down in the overall economy has resulted in a reduction in advertising dollars being made available by advertisers. Broadcast industry sources report that the effects of the economy are negatively affecting advertising revenues within the industry on average more unfavorably than what we have experienced. Indications are that the softness in advertising revenues will continue into 2002. However, we cannot predict the further course of the economy and its impact on advertising revenues generally and specifically to us.

Other Statement of Operations and Comprehensive Loss Items

         Other expense, net within operating expenses of $11.1 million for the six months ended June 30, 2001 primarily consist of costs associated with the ongoing DIRECTV litigation.

         Interest expense increased $13.5 million to $44.4 million. This increase was principally due to additional borrowings outstanding during the current year than in the prior year, offset in part by lower interest rates in the current year. Additionally, the current year period fully includes the impacts of debt outstanding for subsidiaries of Golden Sky, whereas the prior year period includes only the incremental effects of this debt from the date that Golden Sky was acquired.

         The income tax benefit on the loss from continuing operations increased by $29.9 million to $62.6 million principally due to a larger amount of pretax loss in the current year period than in the corresponding prior year period.

         Other non-operating expense for the six months ended June 30, 2001 of $3.3 million primarily consists of a net loss of $2.8 million for the recognition of and change in the fair values of our derivative instruments.

         We recognized an extraordinary loss on the extinguishment of debt of $986,000, net of an income tax benefit of $604,000, for the write off of unamortized deferred financing costs associated with a credit agreement terminated by a subsidiary of Golden Sky in June 2001.

         In compliance with the indenture governing our Series B subordinated notes, we provide below pro forma adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the indenture, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income or loss from operations excluding depreciation, amortization and non-cash charges therein. Pro forma revenues include annualized revenues of acquisitions occurring within the last 12-month period. Although pro forma adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe it is accepted as a recognized measure of performance. Including the effects of DBS acquisitions completed within the last 12 months as if these acquisitions had occurred on July 1, 2000, the pro forma adjusted operating cash flow would have been as follows:

                                                                                                Four Quarters Ended
                                       (in thousands)                                              June 30, 2001
                                                                                                -------------------
Pro forma revenues............................................................................      $ 777,290
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges............................................................................        545,123
                                                                                                    ---------
Pro forma adjusted income from operations before corporate expenses...........................        232,167
Corporate expenses............................................................................         11,788
                                                                                                    ---------
Pro forma adjusted operating cash flow........................................................      $ 220,379
                                                                                                    =========

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc., we incorporate by reference herein the disclosure relating to this matter which is reported under Note 9 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2000, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and in our Current Reports on Form 8-K filed on June 25, 2001 and July 18, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.1 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

(b)  Reports on Form 8-K

         On June 25, 2001, we filed a Current Report on Form 8-K dated June 22, 2001 reporting under Item 5 that DIRECTV had brought suit against our company for breach of contract and common counts pertaining to the Seamless Marketing Agreement dated August 9, 2000.

         On July 11, 2001, we filed a Current Report on Form 8-K dated June 29, 2001 reporting under Item 2 the contribution of all of the capital stock of Golden Sky Holdings, Inc. into our company by our parent company, Pegasus Satellite Communications, Inc.

         On July 18, 2001, we filed a Current Report on Form 8-K dated June 19, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc. as well as certain developments in the litigation relating to the Seamless Marketing Agreement.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Pegasus Media & Communications, Inc.


    August 20, 2001        By: /s/  Kasin Smith
-----------------------    -------------------------
          Date             Kasin Smith

                           Chief Financial Officer, Treasurer and Executive Vice President of Finance and Information Technology (Principal Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit No.
-----------

   10.0 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).