Form 10-Q/A
period 2000-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-10-17
CIK 948590

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

                     Commission File Number 33-95042
                                            --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                         23-2778525
         --------                                        ------------
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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                   Form 10-Q/A
                                Table of Contents
                For the Quarterly Period Ended September 30, 2000


                                                                                       Page
Introductory Statement on Amended Filing                                                3

PART I.  FINANCIAL INFORMATION


     Item 1.      Financial Statements

                  Condensed Combined Balance Sheets
                    December 31, 1999 and September 30, 2000                            5

                  Combined Statements of Operations and Comprehensive Loss/Income
                    Three months ended September 30, 1999 and 2000                      6

                  Combined Statements of Operations and Comprehensive Loss
                    Nine months ended September 30, 1999 and 2000                       7

                  Condensed Combined Statements of Cash Flows
                    Nine months ended September 30, 1999 and 2000                       8

                  Notes to Combined Financial Statements                                9

     Item 2.      Management's Narrative Analysis of
                    the Results of Operations                                          20


PART II.  OTHER INFORMATION


     Item 1.      Legal Proceedings                                                    27

     Item 6.      Exhibits and Reports on Form 8-K                                     27

     Signature                                                                         28

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                For the Quarterly Period Ended September 30, 2000





                    Introductory Statement on Amended Filing


         This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended September 30, 2000 as filed on November 14, 2000. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Narrative Analysis of Results of Operations to the restated amounts. The effects of the restatements on the financial statements are discussed in Note 3 of the Notes to Combined Financial Statements. All disclosures herein are as of the date of the original filing of the Form 10-Q except as amended for the effects of the restatements.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                        Condensed Combined Balance Sheets
                                 (In thousands)

                                                                      December 31,           September 30,
                                                                         1999                    2000
                                                                      ------------           -------------
                                                                                  (unaudited)
                                                                                              (as restated,
                                                                                               see Note 3)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                         $   21,351               $  161,627
     Restricted cash                                                         --                      3,000
     Accounts receivable, net                                              24,642                   32,065
     Inventory                                                              9,506                   20,415
     Program rights                                                         4,373                    4,505
     Deferred taxes                                                           406                      715
     Net advances to affiliates                                             1,790                    4,056
     Prepaid expenses and other                                             3,463                   10,139
                                                                       ----------               ----------
       Total current assets                                                65,531                  236,522

Property and equipment, net                                                37,841                   38,228
Intangible assets, net                                                    437,774                  794,799
Deferred financing costs, net                                               6,500                    9,567
Program rights                                                              5,731                    5,416
Investment in affiliates                                                    4,598                  116,399
Marketable securities                                                        --                     24,757
Deposits and other                                                          5,042                   12,821
                                                                       ----------               ----------

     Total assets                                                      $  563,017               $1,238,509
                                                                       ==========               ==========

                                LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt                                 $   11,091               $   11,257
     Current portion of program rights payable                              4,447                    4,727
     Taxes payable                                                           --                     28,000
     Accounts payable                                                       8,045                    3,181
     Accrued interest                                                       6,253                    3,936
     Accrued satellite programming, fees and commissions                   24,314                   45,557
     Accrued expenses                                                      11,817                   37,369
     Amounts due seller                                                     6,729                    6,741
                                                                       ----------               ----------
       Total current liabilities                                           72,696                  140,768

Long-term debt                                                            235,633                  361,264
Finance obligation                                                           --                     36,120
Program rights payable                                                      4,211                    4,022
Deferred taxes, net                                                         4,951                      715
                                                                       ----------               ----------
      Total liabilities                                                   317,491                  542,889
                                                                       ----------               ----------

Commitments and contingent liabilities

Minority interest                                                           3,000                     --

Common stockholder's equity:
     Common stock                                                               2                        2
     Other stockholder's equity                                           242,524                  695,618
                                                                       ----------               ----------
       Total stockholder's equity                                         242,526                  695,620
                                                                       ----------               ----------

     Total liabilities and stockholder's equity                        $  563,017               $1,238,509
                                                                       ==========               ==========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
         Combined Statements of Operations and Comprehensive Loss/Income
                                 (In thousands)

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                         1999                   2000
                                                                       ---------              ---------
                                                                                 (unaudited)
                                                                                            (as restated,
                                                                                             see Note 3)
Net revenues:
     DBS                                                               $  46,392              $ 113,632
     Broadcast                                                             8,920                  8,706
                                                                       ---------              ---------
       Total net revenues                                                 55,312                122,338

Operating expenses:
     DBS
        Programming, technical, general and administrative                32,549                 79,391
        Marketing and selling                                             25,506                 42,644
        Incentive compensation                                               200                    648
        Depreciation and amortization                                     10,632                 21,754
     Broadcast
        Programming, technical, general and administrative                 5,765                  6,205
        Marketing and selling                                              1,369                  1,612
        Incentive compensation                                              --                      158
        Depreciation and amortization                                      1,299                  1,317

     Corporate expenses                                                    1,137                  3,368
     Corporate depreciation and amortization                                 176                     52
     Development costs                                                        74                  1,141
     Other expense, net                                                       97                     13
                                                                       ---------              ---------
       Loss from operations                                              (23,492)               (35,965)

Interest expense                                                          (4,358)               (10,924)
Interest income                                                               28                    435
Other non-operating expenses, net                                           --                      (99)
                                                                       ---------              ---------
     Loss from continuing operations before income taxes                 (27,822)               (46,553)

Provision (benefit) for income taxes                                         221                (19,215)
                                                                       ---------              ---------
     Loss from continuing operations                                     (28,043)               (27,338)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $220 in 2000                    626                    360
     Gain on sale of discontinued operations, net of taxes                  --                   59,366
                                                                       ---------              ---------
     Net (loss) income                                                   (27,417)                32,388

     Other comprehensive loss                                               --                  (11,670)
                                                                       ---------              ---------

     Comprehensive (loss) income                                       ($ 27,417)             $  20,718
                                                                       =========              =========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
            Combined Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                       Nine Months Ended September 30,
                                                                       --------------------------------
                                                                         1999                   2000
                                                                       ---------              ---------
                                                                                  (unaudited)
                                                                                            (as restated,
                                                                                             see Note 3)
Net revenues:
     DBS                                                               $ 118,863              $ 314,775
     Broadcast                                                            26,401                 26,038
                                                                       ---------              ---------
       Total net revenues                                                145,264                340,813

Operating expenses:
     DBS
        Programming, technical, general and administrative                82,448                221,145
        Marketing and selling                                             54,646                 94,590
        Incentive compensation                                               795                  1,433
        Depreciation and amortization                                     30,618                 62,902
     Broadcast
        Programming, technical, general and administrative                15,910                 18,226
        Marketing and selling                                              4,448                  5,523
        Incentive compensation                                               202                    204
        Depreciation and amortization                                      3,771                  3,848

     Corporate expenses                                                    3,068                  7,990
     Corporate depreciation and amortization                                 526                    147
     Development costs                                                        76                  2,310
     Other expense, net                                                      250                    828
                                                                       ---------              ---------
       Loss from operations                                              (51,494)               (78,333)

Interest expense                                                         (12,153)               (33,570)
Interest income                                                              171                    867
Other non-operating expenses, net                                           --                     (314)
                                                                       ---------              ---------

     Loss from continuing operations before income
       taxes and extraordinary items                                     (63,476)              (111,350)

Provision (benefit) for income taxes                                         406                (41,649)
                                                                       ---------              ---------

     Loss from continuing operations before
       extraordinary items                                               (63,882)               (69,701)
Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income taxes of $0 in 1999 and $469 in 2000                  1,375                    765
     Gain on sale of discontinued operations, net of taxes                  --                   59,366
                                                                       ---------              ---------
     Loss before extraordinary items                                     (62,507)                (9,570)
Extraordinary loss from extinguishment of debt, net of
     income taxes of ($3,526)                                               --                   (5,754)
                                                                       ---------              ---------
     Net loss                                                            (62,507)               (15,324)

     Other comprehensive loss                                               --                  (11,670)
                                                                       ---------              ---------

     Comprehensive loss                                                ($ 62,507)             ($ 26,994)
                                                                       =========              =========

             See accompanying notes to combined financial statements

                      Pegasus Media & Communications, Inc.
                   Condensed Combined Statements of Cash Flows
                                 (In thousands)

                                                                      Nine Months Ended September 30,
                                                                      --------------------------------
                                                                        1999                   2000
                                                                      ---------              ---------
                                                                                 (unaudited)
Cash flows from operating activities:
     Net cash used for operating activities                           ($ 17,299)             ($ 46,399)
                                                                      ---------              ---------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                             (104,059)               (95,643)
        Cash acquired from merger with affiliate                           --                    3,236
        Capital expenditures                                             (8,950)               (22,268)
        Purchase of intangible assets                                    (2,092)               (11,989)
        Payments for programming rights                                  (2,156)                (3,334)
        Proceeds from sale of cable system                                 --                  166,937
        Investment in affiliates                                         (4,829)               (14,560)
        Other                                                              --                     (519)
                                                                      ---------              ---------

     Net cash (used for) provided by investing activities              (122,086)                21,860
                                                                      ---------              ---------

Cash flows from financing activities:
        Repayments of long-term debt                                     (9,589)               (13,841)
        Net borrowings on bank credit facilities                         58,400                 70,800
        Net advances to affiliates                                      (13,223)                (3,578)
        Restricted cash                                                   1,000                 (3,000)
        Debt financing costs                                                (18)                (8,574)
        Contributions by parent                                          98,038                123,550
        Other                                                               (91)                  (542)
                                                                      ---------              ---------

     Net cash provided by financing activities                          134,517                164,815
                                                                      ---------              ---------

Net (decrease) increase in cash and cash equivalents                     (4,868)               140,276
Cash and cash equivalents, beginning of year                             22,707                 21,351
                                                                      ---------              ---------

Cash and cash equivalents, end of period                              $  17,839              $ 161,627
                                                                      =========              =========

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

         Pegasus' subsidiaries provide direct broadcast satellite television ("DBS") services to customers in various rural areas of the United States and own and/or program broadcast television ("Broadcast" or "TV") stations. Discontinued operations on the statements of operations and comprehensive loss/income represent the Company's cable operations, which were sold on September 15, 2000 (see Note 9).

         In January 2000, Digital Television Services, Inc. ("DTS"), formerly a direct subsidiary of PCC, was merged with and into a subsidiary of Pegasus.

2. Basis of Presentation

         The accompanying unaudited combined financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited combined financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss/income and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 1999 were derived from the audited balance sheet as of that date. For further information, refer to the combined financial statements and footnotes thereto included in Pegasus' Annual Report on Form 10-K for the year then ended December 31, 1999.

         The financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis combined with the accounts of Pegasus Development Corporation ("PDC"). PDC, a subsidiary of PCC, provided capital for various satellite initiatives, such as subscriber acquisition costs. The accounts of PDC have been included in the accompanying combined financial statements since the satellite initiatives are an integral part of the DBS operations and their inclusion is necessary for a fair presentation of the financial position of the Company and the results of its operations and comprehensive loss/income and its cash flows. All intercompany transactions and balances have been eliminated. The balance sheet and statement of cash flows are presented on a condensed basis. Certain amounts for 1999 have been reclassified for comparative purposes, and certain amounts for 2000 have been restated (see
Note 3).

         Development costs on the statements of operations and comprehensive loss/income represent the combined expenses of other corporate initiatives that are in their infancy of development. Most of these initiatives are presently being sponsored by PDC. The operations of each initiative will be separately presented on the statements of operations and comprehensive loss/income when they are determined to be of a material continuing nature.

         In May 2000, PCC completed a two-for-one stock split of its outstanding Class A and Class B common stock in the form of a stock dividend. All references to PCC's shares and options to purchase these shares reflect the effects of the stock split.

3. Restatement of Financial Statements

         At year end 2000, the Company corrected the purchase accounting and allocation of the purchase consideration in the acquisition of Digital Television Services, Inc. ("DTS"). DTS was acquired by PCC in 1998 and then contributed by PCC to the Company in January 2000. DTS was then merged with and into a subsidiary of the Company. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

3. Restatement of Financial Statements (continued)

of the purchase accounting and allocation of the purchase consideration affected amounts recorded by the Company at the date that DTS was contributed to the Company and thereafter. The effects of the corrected accounting and consideration allocation as of and for the three and nine months ended September 30, 2000 are shown below.

As of September 30, 2000:
o Reduction of $67.1 million in the valuation allowance against deferred tax assets;
o Reduction of $49.2 million in DBS rights assets;
o Reduction of $20.6 million in accumulated amortization of DBS rights assets;
o Reduction in deferred income tax liabilities of $11.7 million; and
o An increase in other stockholder's equity of $48.3 million.

For the three months ended September 30, 2000:
o Reduction of amortization expense for DBS rights assets of $4.7 million; and
o Increase in net income tax benefits of $16.5 million.

For the nine months ended September 30, 2000:
o Reduction of amortization expense for DBS rights assets of $10.7 million; and
o Increase in net income tax benefits of $35.4 million.

         Because of the magnitude of the corrections discussed above, the Company restated financial information herein from that previously reported as of and for the three and nine months ended September 30, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.

                                                                                        As            As Previously
(in thousands)                                                                       Restated           Reported
                                                                                     --------         -------------
Balance sheet items as of September 30, 2000:
Intangible assets, net of accumulated amortization                                  $ 794,799            $  823,382
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $90.7 million to deferred tax liabilities                                 --                23,673
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
   $90.7 million                                                                           715              103,205
Other stockholder's equity                                                             695,618              647,328
Total assets and total liabilities and stockholder's equity                          1,238,509            1,290,765

Statement of operations items for the three months ended September 30, 2000:
DBS depreciation and amortization                                                       21,754               26,451
Income tax benefit for continuing operations                                           (19,215)              (2,446)
Income from discontinued operations, net of income taxes                                   360                  580
Net income                                                                              32,388               11,142

Statement of operations items for the nine months ended September 30, 2000:
DBS depreciation and amortization                                                       62,902               73,632
Income tax benefit for continuing operations                                           (41,649)              (9,271)
Income from discontinued operations, net of income taxes                                   765                1,234
Loss before extraordinary items                                                         (9,570)             (52,209)
Extraordinary loss, net of income taxes                                                 (5,754)              (9,280)
Net loss                                                                               (15,324)             (61,489)

         Cash flows of the Company were not impacted by the corrected purchase accounting and consideration allocation. As DTS was contributed to the Company in January 2000, there was no impact on the 1999 reported information other than the netting of deferred income taxes on the balance sheet at December 31, 1999.

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

4. Investment in Affiliates

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

5. Relationship with Affiliate

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

6. Long-Term Debt

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

7. Other Stockholder's Equity

         The increase in other stockholder's equity, exclusive of the current year's comprehensive loss as restated, principally represents capital contributions provided by PCC. This capital was in the form of PCC equity issued in acquisitions made by the Company amounting to $187.1 million, the contribution of DTS to the Company of $171.9 million and cash provided for working capital needs of the Company of $138.1 million.

8. Acquisitions, as restated

         During the nine months ended September 30, 2000, the Company completed 16 acquisitions of independent providers of DIRECTV(R) ("DIRECTV"). These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration paid by the Company for these acquisitions of $194.5 million consisted of cash of $95.6 million, 873,184 shares of PCC's Class A common stock (amounting to $39.7 million), 22,500 shares of PCC's Series D preferred stock (amounting to $22.5 million), 10,000 shares of PCC's Series E preferred stock (amounting to $10.0 million), warrants to purchase 3,000 shares of the Class A common stock (amounting to $166,000), a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $1.8 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

8. Acquisitions, as restated (continued)

years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition.

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

                               (In thousands)              Nine Months Ended September 30,
                                                           -------------------------------
                                                              1999                 2000
                                                              ----                 ----
                                                                     (unaudited)
Net revenues ...........................................    $168,204            $347,275
                                                            ========            ========
Loss before extraordinary items, as restated............     (54,157)             (8,512)
                                                            ========            ========
Net loss, as restated...................................     (54,157)            (14,266)
                                                            ========            ========

9. Discontinued Operations, as restated

         Discontinued operations on the statements of operations and comprehensive loss/income represent the Company's cable operations located in Puerto Rico. The measurement date for accounting for the cable operations as discontinued was December 31, 1999. Since net income from and a gain on the sale of the operations was expected, net income and gain after the measurement date was recognized when earned. Revenues of the Puerto Rico cable operations for the three and nine months ended September 30, 2000 and 1999 were $5.4 million and $18.1 million, respectively, and $6.2 million and $14.9 million, respectively. Income from the discontinued operations of the cable segment, net of income taxes, was restated for the three and nine months ended September 30, 2000, to $360,000 and $765,000, respectively, to include an allocable portion of income taxes that resulted from the purchase accounting corrections (see Note 3).

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

10. Extraordinary Loss from Extinguishment of Debt, as restated

         Balances of unamortized deferred financing fees associated with debt facilities terminated in January 2000 were written off at that time, resulting in an extraordinary loss on the extinguishment of debt of $5.8 million, net of income tax benefit of $3.5 million, as restated. The reported amount was restated to include an allocable portion of income taxes resulting from the purchase accounting corrections (see Note 3).

11. Sale and Leaseback of Tower Assets and Related Accounting

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

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

11. Sale and Leaseback of Tower Assets and Related Accounting (continued)

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

         The stock received by the Company in the towers sale is accounted for as an investment in marketable securities available for sale. Accordingly, unrealized gain or loss on the investment is recorded as a component of the Company's stockholder's equity. Other comprehensive loss on the statements of operations and comprehensive loss/income reflects the unrealized loss on this investment amounting to $11.7 million at September 30, 2000.

         The Company has an agreement with the buyer of the tower assets in which the buyer will build future towers for the Company when needed as determined by the Company.

12. Income Taxes, as restated

         As a result of the restatements to deferred income taxes resulting from the purchase accounting corrections discussed in Note 3, the Company's overall deferred income tax liabilities exceeded its deferred income tax assets in 2000. Accordingly, valuation allowances previously established against deferred income tax assets in 2000, as restated, were no longer required, and the benefits of these deferred income tax assets were recognized in 2000, as restated. The Company had established valuation allowances against most of its deferred income tax assets in 1999 in the belief at that time that the benefits of these tax assets would not be realized. These valuation allowances negated virtually all of the benefits of these tax assets in 1999.

13. Industry Segments, as restated

         At September 30, 2000, the Company's two reportable segments were DBS and Broadcast. Information on each of these segments' revenue and measure of profit or loss is as presented on the statements of operations and comprehensive loss/income. Each segment derived its revenues from external customers for each period presented therein. Identifiable total assets for DBS increased by $141.1 million, as restated, from December 31, 1999 to $843.0 million, as restated, at September 30, 2000 (see Note 3). This increase was principally due to additional DBS rights obtained in acquisitions completed during 2000 and the assets of DTS obtained in the merger with DTS. Broadcast's identifiable total assets increased from December 31, 1999 by $28.5 million to $98.8 million at September 30, 2000 principally due to the current fair market value of the common stock received in the sale and leaseback of the tower assets.

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

14. Supplemental Cash Flow Information

     Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                       1999               2000
                                                                                       ----               ----
Barter revenue and related expense ...........................................        $5,657             $ 5,377
Marketable securities received in sale of tower assets .......................            --              36,427
Customer conversion costs and costs of related equipment .....................            --              13,680
Acquisition of program rights and assumption of related program payables               6,072               3,427
Capital contribution and related acquisition of intangibles ..................         1,364              78,141
Capital contribution and related investment in affiliates ....................            --              97,555
Notes payable and related acquisition of intangibles .........................         4,690                 515
Deferred taxes, net and related acquisition of intangibles ...................            29              27,985

15. Commitments and Contingent Liabilities

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

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

15. Commitments and Contingent Liabilities (continued)

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

16. New Accounting Pronouncements

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

17. Subsidiary Guarantees, as restated

         Pegasus, 12.5% Series B Notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of the 100% owned direct and indirect subsidiaries of Pegasus with the exception of certain subsidiaries as described below (the "Guarantor Subsidiaries"). WTLH License Corp., WTLH, Inc., Pegasus Anasco Holdings, Inc., Pegasus Satellite Development Corporation and Pegasus Cable Television of Connecticut, Inc., all of which are direct or indirect subsidiaries of Pegasus, are not guarantors of the 12.5% Series B Notes ("Non-guarantor Subsidiaries"). Due to these subsidiaries not being guarantors of the 12.5% Series B Notes, the following condensed combining financial statements have been provided, as restated for the items

                         PEGASUS MEDIA & COMMUNICATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

17.  Subsidiary Guarantees, as restated (continued)

discussed in Note 3. The Company believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed material.


Condensed Combined Balance Sheets
(in thousands)
                                                 Guarantor       Non-guarantor                                       Pegasus
As of September 30, 2000                       Subsidiaries       Subsidiaries      Pegasus       Eliminations       Subtotal
                                               ------------      -------------      --------      ------------      ----------
Assets:
Cash and cash equivalents                         $11,395               $180        $149,847                          $161,422
Accounts receivable, net                           36,807                                                               36,807
Other current assets                               39,632                                  3                            39,635
                                               -------------------------------------------------------------------------------
  Total current assets                             87,834                180         149,850                           237,864

Property and equipment, net                        37,232                                                               37,232
Intangible assets, net                            788,442                                156                           788,598
Other assets                                       17,827                             33,834                            51,661
Investment in subsidiaries and affiliates                             71,042         781,696        ($852,738)
                                               -------------------------------------------------------------------------------
  Total assets                                   $931,335            $71,222        $965,536        ($852,738)      $1,115,355
                                               ===============================================================================
Liabilities and total equity:
Current portion of long-term debt                 $11,257                                                              $11,257
Accounts payable                                    3,036                                                                3,036
Other current liabilities                         126,050                             $3,507          ($3,507)         126,050
                                               -------------------------------------------------------------------------------
  Total current liabilities                       140,343                              3,507           (3,507)         140,343
Long-term debt                                  1,127,105               $314          83,076         (849,231)         361,264
Other liabilities                                  32,619            (11,975)         20,213                            40,857
                                               -------------------------------------------------------------------------------
  Total liabilities                             1,300,067            (11,661)        106,796         (852,738)         542,464
Total equity (deficit)                           (368,732)            82,883         858,740                           572,891
                                               -------------------------------------------------------------------------------
  Total liabilities and equity                   $931,335            $71,222        $965,536        ($852,738)      $1,115,355
                                               ===============================================================================

As of December 31, 1999
Assets:
Cash and cash equivalents                         $15,085               $494          $5,756                           $21,335
Accounts receivable, net                           21,993                                                               21,993
Other current assets                               19,469                                                               19,469
                                               -------------------------------------------------------------------------------
  Total current assets                             56,547                494           5,756                            62,797

Property and equipment, net                        37,833                                                               37,833
Intangible assets, net                            431,712              2,440           3,083                           437,235
Other assets                                       10,396                              6,452                            16,848
Investment in subsidiaries and affiliates                                            353,828        ($353,828)
                                               -------------------------------------------------------------------------------
  Total assets                                   $536,488             $2,934        $369,119        ($353,828)        $554,713
                                               ===============================================================================

Liabilities and total equity:
Current portion of long-term debt                 $11,091                                                              $11,091
Accounts payable                                    7,963                                                                7,963
Other current liabilities                          53,550                             $5,690          ($5,690)          53,550
                                               -------------------------------------------------------------------------------
  Total current liabilities                        72,604                              5,690           (5,690)          72,604
Long-term debt                                    500,681               $314          82,776         (348,138)         235,633
Other liabilities                                   6,180             (8,478)         11,460                             9,162
                                               -------------------------------------------------------------------------------
  Total liabilities                               579,465             (8,164)         99,926         (353,828)         317,399
Minority interest                                   3,000                                                                3,000
Total equity (deficit)                            (45,977)            11,098         269,193                           234,314
                                               -------------------------------------------------------------------------------
  Total liabilities and equity                   $536,488             $2,934        $369,119        ($353,828)        $554,713
                                               ===============================================================================

                                                Pegasus
                                              Development
As of September 30, 2000                      Corporation      Eliminations       Totals
                                              -----------      ------------     ----------
Assets:
Cash and cash equivalents                          $205                          $161,627
Accounts receivable, net                         (4,742)                           32,065
Other current assets                              3,195                            42,830
                                               ------------------------------------------
  Total current assets                           (1,342)                          236,522

Property and equipment, net                         996                            38,228
Intangible assets, net                            6,201                           794,799
Other assets                                        900                            52,561
Investment in subsidiaries and affiliates       116,399                           116,399
                                               ------------------------------------------
  Total assets                                 $123,154                        $1,238,509
                                               ==========================================
Liabilities and total equity:
Current portion of long-term debt                                                 $11,257
Accounts payable                                   $145                             3,181
Other current liabilities                           280                           126,330
                                               ------------------------------------------
  Total current liabilities                         425                           140,768
Long-term debt                                                                    361,264
Other liabilities                                                                  40,857
                                               ------------------------------------------
  Total liabilities                                 425                           542,889
Total equity (deficit)                          122,729                           695,620
                                               ------------------------------------------
  Total liabilities and equity                 $123,154                        $1,238,509
                                               ==========================================

As of December 31, 1999
Assets:
Cash and cash equivalents                           $16                           $21,351
Accounts receivable, net                          2,649                            24,642
Other current assets                                 69                            19,538
                                               ------------------------------------------
  Total current assets                            2,734                            65,531

Property and equipment, net                           8                            37,841
Intangible assets, net                              539                           437,774
Other assets                                        425                            17,273
Investment in subsidiaries and affiliates         4,598                             4,598
                                               ------------------------------------------
  Total assets                                   $8,304                          $563,017
                                               ==========================================

Liabilities and total equity:
Current portion of long-term debt                                                 $11,091
Accounts payable                                    $82                             8,045
Other current liabilities                            10                            53,560
                                               ------------------------------------------
  Total current liabilities                          92                            72,696
Long-term debt                                                                    235,633
Other liabilities                                                                   9,162
                                               ------------------------------------------
  Total liabilities                                  92                           317,491
Minority interest                                                                   3,000
Total equity (deficit)                            8,212                           242,526
                                               ------------------------------------------
  Total liabilities and equity                   $8,304                          $563,017
                                               ==========================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

17.  Subsidiary Guarantees, as restated (continued)

Condensed Combined Statements of Operations and Comprehensive Income (Loss)
For the Nine Months ended September 30, 2000
(in thousands)
                                                    Guarantor       Non-guarantor                                     Pegasus
                                                  Subsidiaries       Subsidiaries      Pegasus      Eliminations      Subtotal
                                                  ------------      -------------      -------      ------------      --------
Total revenue                                       $340,813            $3,217                         ($3,217)       $340,813
Total operating expenses                             325,145            94,743             $72          (3,217)        416,743
                                                  -----------------------------------------------------------------------------
Income (loss) from operations                         15,668           (91,526)            (72)                        (75,930)

Interest expense                                       9,593                            31,751          (7,774)         33,570
Other                                                   (513)                             (354)                           (867)
                                                  -----------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                  6,588           (91,526)        (31,469)          7,774        (108,633)
Provision for income taxes                           (32,378)                           (9,271)                        (41,649)
Discontinued operations                               60,162               (31)                                         60,131
                                                  -----------------------------------------------------------------------------
Income (loss) before extraordinary item               99,128           (91,557)        (22,198)          7,774          (6,853)
Extraordinary loss on extinguishment of debt          (3,315)                           (2,439)                         (5,754)
                                                  -----------------------------------------------------------------------------
Net income (loss)                                    $95,813          ($91,557)       ($24,637)         $7,774        ($12,607)
                                                  =============================================================================


                                                   Pegasus
                                                  Development
                                                  Corporation      Eliminations      Totals
                                                  -----------      ------------      ------
Total revenue                                                                       $340,813
Total operating expenses                            $2,403                           419,146
                                                  ------------------------------------------
Income (loss) from operations                       (2,403)                          (78,333)

Interest expense                                                                      33,570
Other                                                  314                              (553)
                                                  ------------------------------------------
Income (loss) from continuing operations
  before income taxes                               (2,717)                         (111,350)
Provision for income taxes                                                           (41,649)
Discontinued operations                                                               60,131
                                                  ------------------------------------------
Income (loss) before extraordinary item             (2,717)                           (9,570)
Extraordinary loss on extinguishment of debt                                          (5,754)
                                                  ------------------------------------------
Net income (loss)                                  ($2,717)                         ($15,324)
                                                  ==========================================

Condensed Combined Statements of Operations
For the Nine Months ended September 30, 1999
(in thousands)
                                                    Guarantor       Non-guarantor                                     Pegasus
                                                  Subsidiaries       Subsidiaries      Pegasus      Eliminations      Subtotal
                                                  ------------      -------------      -------      ------------      --------
Total revenue                                       $145,297            $2,021                         ($2,054)       $145,264
Total operating expenses                             143,488            54,799            $522          (2,054)        196,755
                                                  -----------------------------------------------------------------------------
Income (loss) from operations                          1,809           (52,778)           (522)                        (51,491)

Interest expense                                       8,424                            11,466          (7,737)         12,153
Other                                                   (454)                              207                            (247)
                                                  -----------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 (6,161)          (52,778)        (12,195)          7,737         (63,397)
Provision for income taxes                               406                                                               406
Discontinued operations                                1,397               (22)                                          1,375
                                                  -----------------------------------------------------------------------------
Net income (loss)                                    ($5,170)         ($52,800)       ($12,195)         $7,737        ($62,428)
                                                  =============================================================================


                                                    Pegasus
                                                  Development
                                                  Corporation      Eliminations      Totals
                                                  -----------      ------------      ------
Total revenue                                                                       $145,264
Total operating expenses                                $3                           196,758
                                                  ------------------------------------------
Income (loss) from operations                           (3)                          (51,494)

Interest expense                                                                      12,153
Other                                                   76                              (171)
                                                  ------------------------------------------
Income (loss) from continuing operations
  before income taxes                                  (79)                          (63,476)
Provision for income taxes                                                               406
Discontinued operations                                                                1,375
                                                  ------------------------------------------
Net income (loss)                                     ($79)                         ($62,507)
                                                  ==========================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

17.  Subsidiary Guarantees, as restated (continued)

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 2000
(in thousands)
                                                    Guarantor       Non-guarantor                                     Pegasus
                                                  Subsidiaries       Subsidiaries      Pegasus      Eliminations      Subtotal
                                                  ------------      -------------      -------      ------------      --------
Cash flows from operating activities:
Net cash provided by (used for) operating
   activities                                        $58,457          ($89,117)       ($17,713)                       ($48,373))
                                                  -----------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                      (95,643)                                                          (95,643))
   Capital expenditures                              (21,280)                                                          (21,280))
   Purchase of intangible assets                      (9,107)                            2,873                          (6,234))
   Other                                             719,289                          (455,253)                        264,036
                                                  -----------------------------------------------------------------------------
Net cash provided by (used for) investing
   activities                                        593,259                          (452,380)                        140,879

Cash flows from financing activities:
   Net proceeds from debt                             70,800                                                            70,800
   Other                                            (726,206)           88,803         614,184                         (23,219)
                                                  -----------------------------------------------------------------------------
Net cash provided by (used for) financing
   activities                                       (655,406)           88,803         614,184                          47,581

Net increase (decrease) in cash and
   cash equivalents                                   (3,690)             (314)        144,091                         140,087
Cash and cash equivalents, beginning of year          15,085               494           5,756                          21,335
                                                  -----------------------------------------------------------------------------
Cash and cash equivalents, end of period             $11,395              $180        $149,847                        $161,422
                                                  =============================================================================


                                                   Pegasus
                                                  Development
                                                  Corporation      Eliminations      Totals
                                                  -----------      ------------      ------
Cash flows from operating activities:
Net cash provided by (used for) operating
   activities                                       $1,974                          ($46,399)
                                                  ------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                                      (95,643)
   Capital expenditures                               (988)                          (22,268)
   Purchase of intangible assets                    (5,755)                          (11,989)
   Other                                          (112,276)                          151,760
                                                  ------------------------------------------
Net cash provided by (used for) investing
   activities                                     (119,019)                           21,860

Cash flows from financing activities:
   Net proceeds from debt                                                             70,800
   Other                                           117,234                            94,015
                                                  ------------------------------------------
Net cash provided by (used for) financing
   activities                                      117,234                           164,815

Net increase (decrease) in cash and
   cash equivalents                                    189                           140,276
Cash and cash equivalents, beginning of year            16                            21,351
                                                  ------------------------------------------
Cash and cash equivalents, end of period              $205                          $161,627
                                                  ==========================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

17.  Subsidiary Guarantees, as restated (continued)

Condensed Combined Statements of Cash Flows
For the Nine Months ended September 30, 1999
(in thousands)
                                                    Guarantor       Non-guarantor                                     Pegasus
                                                  Subsidiaries       Subsidiaries      Pegasus      Eliminations      Subtotal
                                                  ------------      -------------      -------      ------------      --------
Cash flows from operating activities:
Net cash provided by (used for) operating
   activities                                        $42,445          ($52,652)        ($7,268)                       ($17,475)
                                                  -----------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                     (104,059)                                                         (104,059)
   Capital expenditures                               (8,952)                                                           (8,952)
   Purchase of intangible assets                      (1,769)                              (33)                         (1,802)
   Other                                              51,599                           (53,755)                         (2,156)
                                                  -----------------------------------------------------------------------------
Net cash provided by (used for) investing
   activities                                        (63,181)                          (53,788)                       (116,969)

Cash flows from financing activities:
   Net proceeds from debt                             48,811                                                            48,811
   Other                                             (25,341)           50,039          56,179                          80,877
                                                  -----------------------------------------------------------------------------
Net cash provided by (used for) financing
   activities                                         23,470            50,039          56,179                         129,688

Net increase (decrease) in cash and cash
   equivalents                                         2,734            (2,613)         (4,877)                         (4,756)
Cash and cash equivalents, beginning of year          14,143             3,092           5,318                          22,553
                                                  -----------------------------------------------------------------------------

Cash and cash equivalents, end of period             $16,877              $479            $441                         $17,797
                                                  =============================================================================

                                                   Pegasus
                                                  Development
                                                  Corporation      Eliminations      Totals
                                                  -----------      ------------      ------
Cash flows from operating activities:
Net cash provided by (used for) operating
   activities                                         $176                          ($17,299)
                                                  ------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                                     (104,059)
   Capital expenditures                                  2                            (8,950)
   Purchase of intangible assets                      (290)                           (2,092)
   Other                                            (4,829)                           (6,985)
                                                  ------------------------------------------
Net cash provided by (used for) investing
   activities                                       (5,117)                         (122,086)

Cash flows from financing activities:
   Net proceeds from debt                                                             48,811
   Other                                             4,829                            85,706
                                                  ------------------------------------------
Net cash provided by (used for) financing
   activities                                        4,829                           134,517

Net increase (decrease) in cash and cash
   equivalents                                        (112)                           (4,868)
Cash and cash equivalents, beginning of year           154                            22,707
                                                  ------------------------------------------

Cash and cash equivalents, end of period               $42                           $17,839
                                                  ==========================================

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
        (AS RESTATED)

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information available to our management at the date that this report was previously filed on November 14, 2000. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our views that existed on November 14, 2000 with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed by us and our parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of November 14, 2000. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         On July 17, 2000, we jointly with a subsidiary of Pegasus Communications Corporation sold 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. Of the 11 towers sold, eight belonged to us. The sale closing date value of the buyer's common stock allocated to us based on the relative fair value of the towers sold was $36.4 million, and the book value of the assets sold was $2.2 million. Coincident with the sale of the towers, we leased back from the buyer the eight towers we sold. The aggregate minimum lease payments in each of the next five fiscal years and in total over the remaining initial lease term are: $683,000 in 2001; $711,000 in 2002; $739,000 in 2003; $769,000 in 2004; $799,000 in 2005;
and $4.1 million in total thereafter. Our receipt of the buyer's common stock and resultant ownership interest in the buyer represents a continuing involvement by us in the tower assets sold and leased back. As a result, the gain that would otherwise be recognized on the sale at the date of the sale is deferred as a finance obligation amounting to $36.1 million. While we continue to own the buyer's common stock, we expect that the lease payments we make on the assets leased back will be allocated to interest expense due to the amount of the finance obligation relative to the amount of the payments. We also will continue to depreciate the tower assets sold as if we still owned them while the financing method applies.

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

         On September 15 2000, the board of directors of our parent approved a reorganization of the current corporate structure. Under the new structure, a new publicly-held parent holding company ("New PCC") will be formed and will assume the identity and capital stock structure of the existing Pegasus Communications Corporation ("Old PCC"). Debt securities held by Old PCC will remain with Old PCC. New PCC will not issue or hold any debt securities as a consequence of the reorganization. In the reorganization, Old PCC will become a direct wholly-owned subsidiary of New PCC and will be renamed Pegasus Satellite Communications, Inc. The Company is presently a subsidiary of Old PCC, and in the reorganization will be a subsidiary of Pegasus Satellite Corporation. It is anticipated that the reorganization will be accounted for as a recapitalization in which the historical basis of assets and liabilities are not changed. The reorganization is expected to become effective by the end of 2000.

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

         At the present, our principal operations are based on the distribution of DBS services from DIRECTV. We are currently involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. Refer herein to Note 15 of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings under
Part II for a more descriptive account of the litigation.

Restatement of Financial Statements

         At year end 2000, we corrected the purchase accounting and allocation of the purchase consideration in the acquisition of Digital Television Services, Inc. Digital Television Services was acquired by our parent Pegasus Communications Corporation in 1998 and then contributed by Pegasus Communications to us in January 2000. Digital Television Services was then merged with and into one of our subsidiaries. The purchase consideration was revised to $336.5 million from that previously reported of $363.9 million. The correction of the purchase accounting and allocation of the purchase consideration affected amounts recorded by us at the date that Digital Television Services was contributed to us and thereafter. The effects of the corrected accounting and consideration allocation as of and for the three and nine months ended September 30, 2000 are shown below.

As of September 30, 2000:
o Reduction of $67.1 million in the valuation allowance against deferred tax assets;
o Reduction of $49.2 million in DBS rights assets;
o Reduction of $20.6 million in accumulated amortization of DBS rights assets;
o Reduction in deferred income tax liabilities of $11.7 million; and
o An increase in other stockholder's equity of $48.3 million.

For the three months ended September 30, 2000:
o Reduction of amortization expense for DBS rights assets of $4.7 million; and
o Increase in net income tax benefits of $16.5 million.

For the nine months ended September 30, 2000:
o Reduction of amortization expense for DBS rights assets of $10.7 million; and
o Increase in net income tax benefits of $35.4 million.

         Because of the magnitude of the corrections discussed above, we restated financial information herein from that previously reported as of and for the three and nine months ended September 30, 2000. The following presents the financial statement items that were restated along with their amounts previously reported, excluding certain subtotals on the financial statements.

                                                                                       As             As Previously
(in thousands)                                                                      Restated            Reported
                                                                                   ----------         -------------
Balance sheet items as of September 30, 2000:
Intangible assets, net of accumulated amortization                                 $  794,799          $  823,382
Noncurrent deferred tax assets, after reclassification of restated deferred
   tax assets of $90.7 million to deferred tax liabilities                                 --              23,673
Noncurrent deferred tax liabilities, net of restated deferred tax assets of
   $90.7 million                                                                          715             103,205
Other stockholder's equity                                                            695,618             647,328
Total assets and total liabilities and stockholder's equity                         1,238,509           1,290,765

Statement of operations items for the three months ended September 30, 2000:
DBS depreciation and amortization                                                      21,754              26,451

                                                                                       As             As Previously
(in thousands)                                                                      Restated            Reported
                                                                                   ----------         -------------
Income tax benefit for continuing operations                                       $  (19,215)         $   (2,446)
Income from discontinued operations, net of income taxes                                  360                 580
Net income                                                                             32,388              11,142

Statement of operations items for the nine months ended September 30, 2000:
DBS depreciation and amortization                                                      62,902              73,632
Income tax benefit for continuing operations                                          (41,649)             (9,271)
Income from discontinued operations, net of income taxes                                  765               1,234
Loss before extraordinary items                                                        (9,570)            (52,209)
Extraordinary loss, net of income taxes                                                (5,754)             (9,280)
Net loss                                                                              (15,324)            (61,489)

         Our cash flows were not impacted by the corrected purchase accounting and consideration allocation.

Results of Operations

         In this section, amounts specified are for the nine months ended September 30, 2000, as restated, and the changes to these amounts are with respect to the corresponding nine months ended September 30, 1999, unless indicated otherwise.

Comparison of Nine Months Ended September 30, 2000, as restated, and 1999

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

         Depreciation and amortization increased $32.3 million to $62.9 million, as restated. This increase was primarily due to increased amortization of DBS rights as a result of additional DBS rights incurred in acquisitions over the 12 months ended September 30, 2000 amounting to $206.0 million. Also adding to these increased expenses is depreciation of DBS equipment that is rented to subscribers. Renting units to subscribers commenced in the second quarter of 2000 with respect to our conversions of subscribers of a former DBS provider that we converted into our subscribers. These converted subscribers had rented their equipment from the former DBS provider, and we have added this service as a convenience to these subscribers. Rented equipment capitalized during the nine months ended was $8.4 million. Rental units are depreciated over a three-year period. We expect that rental units and related depreciation will increase as more of our subscribers choose a rental alternative.

         Pre-marketing cash flow was $93.6 million compared to $36.4 million for the same period in 1999. Location cash flow was ($960,000) compared to ($18.2) million for the same period in 1999.

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

         We had an income tax benefit of $41.6 million, as restated, for the nine months ended September 30, 2000 compared to income tax expense of $406,000 for the same period in 1999. As a result of the correction to the purchase accounting for the Digital Television Services acquisition, we reduced the valuation allowance against deferred income tax assets in the current year, which permitted us to recognize the tax benefits of the deferred tax assets in the current year.

         Within discontinued operations, a gain of $59.4 million, net of taxes of $28.0 million, was recognized on the sale of our Puerto Rico cable operations. The taxes recognized on the gain relate to Puerto Rico capital gain and withholding taxes and are currently payable.

         Extraordinary loss from the extinguishment of debt, net of income taxes, was $5.8 million, as restated, for the nine months ended. This reflects the write-off of unamortized balances of deferred financing costs connected with our debt that was refinanced when Pegasus Media & Communications' credit facility was amended in January 2000.

         Other comprehensive loss represents the unrealized loss on the common stock we obtained in the sale and leaseback of our tower assets.

         In compliance with the indenture governing our 12.5% Series B Notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a combined basis. Under the governing indenture, adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is a recognized measure of performance within the industries we operate. This data is also used by analysts who report publicly on the performance of companies in the industries within which we operate. Including in the calculation the effects of DBS acquisitions completed in the third quarter of 2000, as if these acquisitions had occurred on October 1, 1999, and the merger of Digital Television Services, pro forma adjusted operating cash flow would have been as follows:

                                                                                    Four Quarters Ended
                                       (in thousands)                               September 30, 2000
                                                                                    -------------------
Revenues..........................................................................       $462,190
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges................................................................        326,385
                                                                                         --------
Income from operations before incentive compensation, corporate
  `expenses, depreciation and amortization and other non-cash charges.............        135,805
Corporate expenses................................................................          8,212
                                                                                         --------
Adjusted operating cash flow......................................................       $127,593
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

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. We will adopt SAB 101 in the fourth quarter of 2000. The Company believes that the adoption of SAB will not have a material impact.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitzation transactions and collateral. We are still analyzing the requirements of this statement and we do not fully know whether or not the impact of this statement will be material. At the present time, we are not involved with any securitization transactions.

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

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky later withdrew the class action allegations we previously filed to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunication Cooperative. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

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


                      Pegasus Media & Communications, Inc.



October 17, 2001          By: /s/ Kasin Smith
----------------          -----------------------------------------------------
    Date                  Kasin Smith
                          Chief Financial Officer, Treasurer and Executive Vice
                          President of Finance and Information Technology
                          (Principal Financial and Accounting Officer)

Exhibit 27.1  Financial Data Schedule, as restated

Pegasus Media & Communications, Inc.
Third Quarter 2000 Form 10-Q



             (Dollars in thousands, except per share data)

    Multiplier                                                        1
    Currency                                               U.S. Dollars
    Period - Type                                              9 Months
    Fiscal Year End                                   December 31, 2000
    Period- End                                      September 30, 2000
    Cash                                                        161,627
    Securities                                                        0
    Receivables                                                  34,112
    Allowances                                                    2,047
    Inventory                                                    20,415
    Current Assets                                              236,522
    PP&E                                                         61,706
    Depreciation                                                 23,478
    Total Assets                                              1,238,509
    Current Liabilities                                         140,768
    Bonds                                                        83,076
    Preferred - Mandatory                                             0
    Preferred                                                         0
    Common                                                            2
    Other - SE                                                  695,618
    Total Liabilities and Equity                              1,238,509
    Sales                                                       340,813
    Total Revenues                                              340,813
    CGS                                                               0
    Total Costs                                                 419,146
    Other Expenses                                                  553
    Loss - Provision                                                  0
    Interest Expense                                             33,570
    Income Pretax                                             (111,350)
    Income Tax                                                 (41,469)
    Income Continuing                                          (69,701)
    Discontinued                                                 60,131
    Extraordinary                                               (5,754)
    Changes                                                           0
    Net Income                                                 (15,324)
    EPS - Primary                                                     0
    EPS - Diluted                                                     0