Form 10-Q
period 2001-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2001-11-14
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2001
                                        ------------------

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

         Number of shares of each class of the Registrant's common stock outstanding as of November 12, 2001:

                  Class A, Common Stock, $0.01 par value           161,500
                  Class B, Common Stock, $0.01 par value             8,500

         The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format

                       PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2001


                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION


Item 1       Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000                        4

             Consolidated Statements of Operations and Comprehensive Loss
               Three months ended September 30, 2001 and 2000                  5

             Consolidated Statements of Operations and Comprehensive Loss
               Nine months ended September 30, 2001 and 2000                   6

             Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2001 and 2000                   7

             Notes to Consolidated Financial Statements                        8

Item 2       Management's Narrative Analysis of the
               Results of Operations                                          18


                           PART II. OTHER INFORMATION


Item 1       Legal Proceedings                                                22

Item 6       Exhibits and Reports on Form 8-K                                 22

Signature                                                                     23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                           -------------           ------------
                                        ASSETS                                          (unaudited)
Current assets:
     Cash and cash equivalents                                              $   39,886             $   183,261
     Restricted cash                                                             1,982                   4,000
     Accounts receivable, net                                                   52,421                  55,604
     Inventory                                                                   7,573                  14,823
     Net advances to affiliates                                                 27,419                   4,279
     Prepaid expenses                                                           14,632                  20,784
     Other current assets                                                        7,883                   4,648
                                                                           -----------             -----------
       Total current assets                                                    151,796                 287,399

Property and equipment, net                                                     70,023                  46,947
Intangible assets, net                                                       1,768,762               1,943,630
Other non-current assets                                                        52,858                  54,527
                                                                           -----------             -----------

     Total assets                                                          $ 2,043,439             $ 2,332,503
                                                                           ===========             ===========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt                                         $ 9,572                $ 10,785
     Taxes payable                                                                   -                  29,620
     Accounts payable                                                           10,524                   8,097
     Accrued programming, fees and commissions                                 124,897                 104,627
     Other current liabilities                                                  34,770                  52,793
                                                                           -----------             -----------
       Total current liabilities                                               179,763                 205,922

Long-term debt                                                                 428,014                 793,385
Deferred income taxes, net                                                      88,419                 183,663
Other non-current liabilities                                                   46,438                  40,198
                                                                           -----------             -----------
      Total liabilities                                                        742,634               1,223,168
                                                                           -----------             -----------

Commitments and contingent liabilities (see Note 10)

Minority interest                                                                1,091                     911

Common stockholder's equity:
     Common stock                                                                    2                       2
     Other stockholder's equity                                              1,299,712               1,108,422
                                                                           -----------             -----------
       Total stockholder's equity                                            1,299,714               1,108,424
                                                                           -----------             -----------

     Total liabilities and stockholder's equity                            $ 2,043,439             $ 2,332,503
                                                                           ===========             ===========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                  Three Months Ended September 30,
                                                                             -----------------------------------------
                                                                                  2001                      2000
                                                                             -------------            ----------------
                                                                                            (unaudited)
Net revenues:
     DBS                                                                        $   206,795             $   159,583
     Broadcast                                                                        7,783                   8,706
                                                                                -----------             -----------
       Total net revenues                                                           214,578                 168,289

Operating expenses:
     DBS
        Programming, technical, general and administrative                          148,689                 110,918
        Marketing and selling                                                        31,882                  55,077
        Depreciation and amortization                                                63,671                  60,084
        Other                                                                           450                     648
     Broadcast
        Programming, technical, general and administrative                            6,708                   6,205
        Marketing and selling                                                         1,722                   1,612
        Depreciation and amortization                                                 1,268                   1,317
        Other                                                                            96                     158

     Corporate expenses                                                               3,525                   2,768
     Corporate depreciation and amortization                                              7                       8
     Other expense, net                                                               4,725                     640
                                                                                -----------             -----------

       Loss from operations                                                         (48,165)                (71,146)

Interest expense                                                                    (10,930)                (23,711)
Interest income                                                                         298                     620
Loss on impairment of marketable securities                                         (34,205)                      -
Other non-operating expense, net                                                     (2,165)                      -
                                                                                -----------             -----------

     Loss from continuing operations before income taxes                            (95,167)                (94,237)

Benefit for income taxes                                                            (38,256)                (33,810)
                                                                                -----------             -----------

     Loss from continuing operations                                                (56,911)                (60,427)

Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income tax expense of $220                                                  -                     360
     Gain on sale of discontinued operations, net of taxes of $28,000                     -                  59,366
                                                                                -----------             -----------

     Net loss                                                                       (56,911)                   (701)

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income tax benefit
        of $2,521 and $4,435, respectively                                           (4,113)                 (7,235)
     Reclassification adjustment for accumulated unrealized loss on marketable
        securities included in net loss, net of income tax benefit of $12,998        21,207                       -
                                                                                -----------             -----------
     Net other comprehensive income (loss)                                           17,094                  (7,235)
                                                                                -----------             -----------

     Comprehensive loss                                                         $   (39,817)               $ (7,936)
                                                                                ===========             ===========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                  Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                  2001                      2000
                                                                             -------------             ---------------
                                                                                            (unaudited)
Net revenues:
     DBS                                                                        $  618,648              $   389,851
     Broadcast                                                                      24,579                   26,038
                                                                                ----------              -----------
       Total net revenues                                                          643,227                  415,889

Operating expenses:
     DBS
        Programming, technical, general and administrative                         443,625                  272,925
        Marketing and selling                                                      130,624                  111,646
        Depreciation and amortization                                              189,675                  124,403
        Other                                                                        1,425                    1,835
     Broadcast
        Programming, technical, general and administrative                          18,515                   18,226
        Marketing and selling                                                        5,749                    5,523
        Depreciation and amortization                                                3,751                    3,848
        Other                                                                          269                      204

     Corporate expenses                                                              9,741                    6,517
     Corporate depreciation and amortization                                            19                       54
     Development costs                                                                 249                        -
     Other expense, net                                                             15,831                    2,328
                                                                                ----------              -----------

       Loss from operations                                                       (176,246)                (131,620)

Interest expense                                                                   (55,353)                 (54,625)
Interest income                                                                      3,463                    1,073
Loss on impairment of marketable securities                                        (34,205)                       -
Other non-operating expense, net                                                    (5,511)                    (447)
                                                                                ----------              -----------

     Loss from continuing operations before income
       taxes and extraordinary item                                               (267,852)                (185,619)

Benefit for income taxes                                                          (100,822)                 (66,468)
                                                                                ----------              -----------

     Loss from continuing operations before
       extraordinary item                                                         (167,030)                (119,151)

Discontinued operations:
     Income from discontinued operations of cable segment,
       net of income tax expense of $469                                                 -                      765
     Gain on sale of discontinued operations, net of taxes of $28,000                    -                   59,366
                                                                                ----------              -----------

     Loss before extraordinary item                                               (167,030)                 (59,020)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604 and $3,526, respectively                                         (986)                  (5,754)
                                                                                ----------              -----------

     Net loss                                                                     (168,016)                 (64,774)

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income tax benefit
        of $5,658 and $4,435, respectively                                          (9,231)                  (7,235)
     Reclassification adjustment for accumulated unrealized loss on marketable
        securities included in net loss, net of income tax benefit of $12,998       21,207                        -
                                                                                ----------              -----------
     Net other comprehensive income (loss)                                          11,976                   (7,235)
                                                                                ----------              -----------

     Comprehensive loss                                                         $ (156,040)             $   (72,009)
                                                                                ==========              ===========


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                  2001                      2000
                                                                             -------------             ---------------
                                                                                           (unaudited)
Net cash used by operating activities                                         $   (48,726)               $   (47,890)
                                                                              -----------                -----------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                              (889)                  (113,076)
     Capital expenditures                                                         (32,903)                   (22,376)
     Purchases of intangible assets                                                (6,420)                    (6,072)
     Payments for programming rights                                               (3,407)                    (3,334)
     Proceeds from sale of cable operations                                             -                    166,937
     Other                                                                              -                        431
                                                                              -----------                -----------

     Net cash (used) provided by investing activities                             (43,619)                    22,510
                                                                              -----------                -----------

Cash flows from financing activities:
     Repayments of long-term debt                                                  (7,003)                   (13,841)
     Net (repayments) borrowings on bank credit facilities                        (37,062)                    62,800
     Advances to affiliates                                                       (33,099)                    (8,091)
     Restricted cash, net of cash required                                          2,018                      8,881
     Debt financing costs                                                          (1,200)                    (8,574)
     Contributions from parent company                                             25,511                    128,054
     Other                                                                           (195)                      (647)
                                                                              -----------                -----------

     Net cash (used) provided by financing activities                             (51,030)                   168,582
                                                                              -----------                -----------

Net (decrease) increase in cash and cash equivalents                             (143,375)                   143,202
Cash and cash equivalents, beginning of year                                      183,261                     21,340
                                                                              -----------                -----------

Cash and cash equivalents, end of period                                      $    39,886                $   164,542
                                                                              ===========                ===========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

         Pegasus Media & Communications, Inc. ("PM&C", and together with its subsidiaries, the "Company") is a direct subsidiary of Pegasus Satellite Communications, Inc. ("PSC"), which is a direct subsidiary of Pegasus Communications Corporation ("PCC"). In June 2001, PSC contributed all of the capital stock of Golden Sky Holdings, Inc. ("GSH") to a subsidiary of PM&C. Golden Sky Systems, Inc. ("GSS") and Golden Sky DBS, Inc. ("GSDBS") are subsidiaries of GSH. GSH was acquired by PSC in May 2000. GSH, through its subsidiaries, provides direct broadcast satellite services ("DBS"). At the date of contribution, Golden Sky had approximately 405,000 subscribers. Revenues for Golden Sky for 2001 through the date of contribution were $114.3 million, and $187.6 million for the year ended December 31, 2000. The amount of PSC's investment in GSH contributed to the Company at June 30, 2001 was $742.2 million.

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

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year.

3.    Changes in Other Stockholder's Equity

         Changes in other stockholder's equity from December 31, 2000 to September 30, 2001 consist of: net loss of $(168.0) million; adjustments resulting from the exchange of GSS' and GSDBS' notes (see Note 4) of $320.4 million; net cash contributions from PSC of $25.5 million; net change in other comprehensive loss of $12.0 million (see Note 9); and other of $1.4 million.

4.   Long-Term Debt

         In the second quarter 2001, PSC issued identical notes in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of GSS and outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of GSDBS. The GSS and GSDBS notes, with a carrying amount of $329.9 million, were cancelled and the balance of unamortized deferred financing costs associated with the notes of $9.5 million was transferred to PSC and associated with the newly issued notes of PSC. Accordingly, PM&C's paid-in capital was increased by a net $320.4 million. Consent fees of $1.6 million incurred in the exchange offers to amend the GSS and GSDBS note indentures were recorded as deferred financing costs that were included in the amounts transferred to PSC.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of $986,000, net of an income tax benefit of $604,000. All of the letters of credit outstanding under GSS' revolving credit facility were cancelled and new letters of credit related to these cancelled letters of credit were subsequently issued pursuant to PM&C's revolving credit facility.

         During the three months ended September 30, 2001, PM&C repaid a net $35.0 million under its revolving credit facility. The total principal amount outstanding under the revolving credit facility was $72.0 million at September 30, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $49.2 million at September 30, 2001 and $40.4 million at December 31, 2000. At September 30, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $208.1 million. Availability under the revolving credit facility at September 30, 2001 was $86.7 million. Beginning March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility that have reduced the amount outstanding thereunder to $272.9 million at September 30, 2001. The weighted average variable rates of interest including applicable margins on principal amounts outstanding under PM&C's credit agreement at September 30, 2001 and December 31, 2000 were 6.13% and 10.19%, respectively, for the term facility and 5.87% and 10.11%, respectively, for the revolving facility.

5.   Industry Segments

         The Company's only reportable segment at September 30, 2001 was DBS. The broadcast segment had been a reportable segment in periods prior to the contribution of GSH in June 2001. However, with the contribution of GSH to the Company, the broadcast segment was no longer significant and the Company believes that it will not be significant in the future. Information on DBS' revenue and measure of profit/loss and how these contribute to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $2.0 billion at September 30, 2001, which did not change significantly from the total DBS assets at December 31, 2000, as consolidated with the assets of GSH at that date.

6.   Supplemental Cash Flow Information

         Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                          2001            2000
                                                                                       ------------    ------------
Barter revenue and related expense......................................................  $  5,058       $   5,377
Increase in paid-in capital due to cancellation of outstanding debt, net of related
   unamortized deferred financing costs ................................................   320,390               -
Contribution by PSC of the net assets of Golden Sky Holdings............................   742,166               -
Net unrealized gain (loss) on marketable securities, net of related deferred taxes......    11,976          (7,235)
Intangibles recognized and equipment acquired related to subscriber conversions.........     1,430          13,680
Contribution by PSC of the net assets of Digital Television Services....................         -         174,026
Capital issued by PSC for acquisitions made by the Company..............................         -          78,115
Deferred taxes and related intangibles recognized in acquisitions.......................         -          27,985
Marketable securities received in sale of tower assets..................................         -          36,427


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of interest rate swaps and caps held by the Company are determined by the financial institutions that are party to the contracts. The fair values are determined by the amount that the Company or the other parties to the contracts would pay if the contracts were terminated at the measurement date. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in the period of change.

         On January 1, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was the recording of a liability of $1.6 million and a charge to earnings of $1.0 million, net of tax of $600,000.

8.   Income Taxes

         The Company's effective federal income tax rate for continuing operations for the nine months ended September 30, 2001 was 37.1%, compared to the effective federal income tax rate for continuing operations for the year ended December 31, 2000 of 33.6%, after inclusion of GSH's income tax benefits for 2000. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The prior year's rate was lessened by valuation allowances on deferred income tax assets during a portion of the year.

9.   Loss on Impairment of Marketable Securities

         At September 30, 2001, the Company determined that its investment in the marketable securities it held had incurred an other than temporary decline in fair market value. Accordingly, the Company wrote down its cost basis in the marketable securities to their fair market value at September 30, 2001 and charged operations in the amount of $34.2 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $13.0 million. In connection with this write down, the Company made a reclassification adjustment to other comprehensive income (loss) for the three and nine months ended September 30, 2001 and other stockholder's equity at September 30, 2001 of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings.

10.  Commitments and Contingent Liabilities

Legal Matters

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV, Inc. ("DIRECTV") seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

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

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC. NRTC and DIRECTV have also filed indemnity claims against one another, which pertain to NRTC's alleged obligation to indemnify DIRECTV for costs incurred in the various lawsuits described herein.

         The litigation described herein has been consolidated for discovery and pre-trial purposes. A trial date of August 13, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 29, 2000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001, and on June 4, 2001, PST, GSS and the class filed a response denying DIRECTV's counterclaims. On July 2, 2001, DIRECTV filed under seal a summary judgment motion on its term claim, which motion was heard on October 22, 2001. On October 31, 2001, the court issued a final ruling denying DIRECTV's motion.

         On May 21, 2001, PST, GSS and the class members moved to amend their complaints to add certain additional claims against DIRECTV relating to, among other things, DIRECTV's provision of advanced services. The court granted this motion on June 19, 2001. DIRECTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DIRECTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS. Pursuant to the terms of that agreement, the parties agreed upon arrangements relating to the marketing activities of DIRECTV retailers and distributors in PST's and GSS' territories. DIRECTV alleges that PST and GSS have not made certain payments due under the agreement. Prior to the filing of DIRECTV's complaint, PST and GSS asserted in correspondence to DIRECTV that DIRECTV was in breach of the agreement in numerous respects. PST and GSS advised DIRECTV that unless the breaches were cured, PST and GSS would exercise their termination rights under the agreement. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross-complaint against DIRECTV alleging, among other things, that (i) DIRECTV has breached the seamless marketing agreement, and (ii) DIRECTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. DIRECTV moved to remand the case back to state court but, on September 19, 2001, the court denied DIRECTV's motion

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Other Matters:

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows or financial position.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has not made any acquisitions since the effective date of this statement. The Company will apply the provisions of this statement when, if any, future business combinations are transacted.

         The FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company has not acquired any goodwill or intangible assets since the effective date of this statement. The Company is still studying the provisions of this statement and has not determined the impacts that this statement may have on it.

         The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is studying the provisions of this statement and has not determined the impacts that this statement may have on it.

         The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impacts that this statement may have on it.

12.  Subsidiary Guarantees

         PM&C's 12-1/2% Series B senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, including GSH and its subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Finance Corporation 2000, Pegasus Satellite Finance Corporation, Pegasus Satellite Development Corporation and South Plains DBS L.P., all of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Non-guarantor Subsidiaries"). PM&C believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, PM&C is providing the following condensed consolidating financial statements to present the financial position, results of operations and cash flows of the various guarantor and nonguarantor entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Subsidiary Guarantees (continued)



Condensed Consolidating Balance Sheets
(In thousands)
                                                 Guarantor       Non-guarantor                     Adjustments/
As of September 30, 2001                       Subsidiaries      Subsidiaries          PM&C        Eliminations      Consolidated
                                               ------------      -------------         ----        ------------      ------------
Assets:
 Cash and cash equivalents                    $    37,442                        $     2,444                         $    39,886
 Restricted cash                                      164                              1,818                               1,982
 Accounts receivable, net                          52,421                                                                 52,421
 Other current assets                              57,421                                 86                              57,507
                                              -----------------------------------------------------------------------------------
   Total current assets                           147,448                              4,348                             151,796

 Property and equipment, net                       70,023                                                                 70,023
 Intangible assets, net                         1,768,631                                131                           1,768,762
 Other assets                                     130,130                            (77,272)                             52,858
 Investment in subsidiaries and affiliates                        $ 263,835        1,996,731       $ (2,260,566)
                                              -----------------------------------------------------------------------------------
  Total assets                                $ 2,116,232         $ 263,835      $ 1,923,938       $ (2,260,566)     $ 2,043,439
                                              ===================================================================================

Liabilities and total equity:
Current portion of long-term debt             $     9,572                                                            $     9,572
Accounts payable                                   10,524                                                                 10,524
Other current liabilities                         159,667                        $     3,067       $     (3,067)         159,667
                                              -----------------------------------------------------------------------------------
  Total current liabilities                       179,763                              3,067             (3,067)         179,763

Long-term debt                                    344,537                             83,477                             428,014
Other liabilities                                 176,489         $ (47,506)           5,874                             134,857
                                              -----------------------------------------------------------------------------------
 Total liabilities                                700,789           (47,506)          92,418             (3,067)         742,634
Minority interest                                   1,091                                                                  1,091
Total equity                                    1,414,352           311,341        1,831,520         (2,257,499)       1,299,714
                                              -----------------------------------------------------------------------------------
  Total liabilities and equity                $ 2,116,232         $ 263,835      $ 1,923,938       $ (2,260,566)     $ 2,043,439
                                              ===================================================================================

As of December 31, 2000

Assets:
 Cash and cash equivalents                    $    76,982                        $   106,279                         $   183,261
 Restricted cash                                    1,000                              3,000                               4,000
 Accounts receivable, net                          55,604                                                                 55,604
 Other current assets                              43,182                              1,352                              44,534
                                              -----------------------------------------------------------------------------------
   Total current assets                           176,768                            110,631                             287,399

 Property and equipment, net                       46,947                                                                 46,947
 Intangible assets, net                         1,943,717                                (87)                          1,943,630
 Other assets                                     (30,545)                            85,072                              54,527
 Investment in subsidiaries and affiliates                          266,042          920,292       $ (1,186,334)
                                              -----------------------------------------------------------------------------------
  Total assets                                $ 2,136,887         $ 266,042      $ 1,115,908       $ (1,186,334)     $ 2,332,503
                                              ===================================================================================

Liabilities and equity:
Current portion of long-term debt             $    10,785                                                            $    10,785
Accounts payable                                    8,097                                                                  8,097
Other current liabilities                         187,040                        $     6,380       $     (6,380)         187,040
                                              -----------------------------------------------------------------------------------
  Total current liabilities                       205,922                              6,380             (6,380)         205,922

Long-term debt                                    710,209                             83,176                             793,385
Other liabilities                                 229,048         $ (34,779)          29,592                             223,861
                                              -----------------------------------------------------------------------------------
 Total liabilities                              1,145,179           (34,779)         119,148             (6,380)       1,223,168
Minority interest                                     911                                                                    911
Total equity                                      990,797           300,821          996,760         (1,179,954)       1,108,424
                                              -----------------------------------------------------------------------------------
  Total liabilities and equity                $ 2,136,887         $ 266,042      $ 1,115,908       $ (1,186,334)     $ 2,332,503
                                              ===================================================================================


                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

For the Three Months ended September 30, 2001
                                                       Guarantor      Non-guarantor                   Adjustments/
                                                      Subsidiaries     Subsidiaries       PM&C       Eliminations     Consolidated
                                                      ------------    -------------       ----       ------------     ------------
Total revenue                                         $    211,501      $    14,185                   $   (11,108)      $  214,578
Total operating expenses                                   247,507           26,299     $     45          (11,108)         262,743
                                                      -----------------------------------------------------------------------------

  Loss from operations                                     (36,006)         (12,114)         (45)                          (48,165)

Interest expense                                            (8,160)                      (10,582)           7,812          (10,930)
Other                                                      (34,444)                       (1,628)                          (36,072)
                                                      -----------------------------------------------------------------------------

  Loss before income taxes                                 (78,610)         (12,114)     (12,255)           7,812          (95,167)

(Benefit) expense for income taxes                             453                       (38,709)                          (38,256)
                                                      -----------------------------------------------------------------------------

  Net income (loss)                                        (79,063)         (12,114)      26,454            7,812          (56,911)

Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities,
     net of taxes                                           20,231                        (3,137)                           17,094
                                                      -----------------------------------------------------------------------------

  Comprehensive income (loss)                         $    (58,832)       $ (12,114)    $ 23,317      $     7,812       $  (39,817)
                                                      =============================================================================


For the Three Months ended September 30, 2000

Total revenue                                         $    165,767        $   9,794                    $   (7,272)      $  168,289
Total operating expenses                                   201,410           45,288     $      9           (7,272)         239,435
                                                      -----------------------------------------------------------------------------

  Loss from operations                                     (35,643)         (35,494)          (9)                          (71,146)

Interest expense                                           (15,798)                      (10,508)           2,595          (23,711)
Other                                                          267                           353                               620
                                                      -----------------------------------------------------------------------------

  Loss from continuing operations before income taxes      (51,174)         (35,494)     (10,164)           2,595          (94,237)

Benefit for income taxes                                   (14,172)                      (19,638)                          (33,810)
Discontinued operations, net of taxes                       59,755              (29)                                        59,726
                                                      -----------------------------------------------------------------------------

  Net income (loss)                                         22,753          (35,523)       9,474            2,595             (701)

Other comprehensive loss:
  Unrealized loss on marketable securities,
     net of taxes                                           (7,235)                                                         (7,235)
                                                      -----------------------------------------------------------------------------

  Comprehensive income (loss)                         $     15,518        $ (35,523)    $  9,474       $    2,595       $   (7,936)
                                                      =============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

For the Nine Months ended September 30, 2001
                                                       Guarantor      Non-guarantor                   Adjustments/
                                                      Subsidiaries     Subsidiaries        PM&C       Eliminations     Consolidated
                                                      ------------    -------------        ----       ------------     ------------
Total revenue                                         $   633,834       $   40,392                     $  (30,999)     $   643,227
Total operating expenses                                  746,535          103,847      $     90          (30,999)         819,473
                                                      ------------------------------------------------------------------------------

  Loss from operations                                   (112,701)         (63,455)          (90)                         (176,246)

Interest expense                                          (30,228)                       (32,937)           7,812          (55,353)
Other                                                     (33,928)                        (2,325)                          (36,253)
                                                      ------------------------------------------------------------------------------

  Loss before income taxes and extraordinary item        (176,857)         (63,455)      (35,352)           7,812         (267,852)

Benefit for income taxes                                  (43,519)                       (57,303)                         (100,822)
                                                      ------------------------------------------------------------------------------

  Income (loss) before extraordinary item                (133,338)         (63,455)       21,951            7,812         (167,030)

Extraordinary loss on extinguishment of debt,
  net of taxes                                               (986)                                                            (986)
                                                      ------------------------------------------------------------------------------

  Net income (loss)                                      (134,324)         (63,455)       21,951            7,812         (168,016)

Other comprehensive income:
  Unrealized gain on marketable securities,
    net of taxes                                           11,976                                                           11,976
                                                      ------------------------------------------------------------------------------

  Comprehensive income (loss)                            (122,348)      $  (63,455)     $ 21,951       $    7,812      $  (156,040)
                                                      ==============================================================================


For the Nine Months ended September 30, 2000

Total revenue                                         $   411,661       $   22,935                     $  (18,707)     $   415,889
Total operating expenses                                  467,425           98,719      $     72          (18,707)         547,509
                                                      ------------------------------------------------------------------------------

  Loss from operations                                    (55,764)         (75,784)          (72)                         (131,620)

Interest expense                                          (15,100)                       (31,751)          (7,774)         (54,625)
Other                                                         272                            354                               626
                                                      ------------------------------------------------------------------------------

  Loss from continuing operations before income
    taxes and extraordinary item                          (70,592)         (75,784)      (31,469)          (7,774)        (185,619)

Benefit for income taxes                                  (24,819)                       (41,649)                          (66,468)
Discontinued operations, net of taxes                      60,162              (31)                                         60,131
                                                      ------------------------------------------------------------------------------

  Income (loss) before extraordinary item                  14,389          (75,815)       10,180           (7,774)         (59,020)

Extraordinary loss on extinguishment of debt,
   net of taxes                                            (4,242)                        (1,512)                           (5,754)
                                                      ------------------------------------------------------------------------------

  Net income (loss)                                        10,147          (75,815)        8,668           (7,774)         (64,774)

Other comprehensive loss:
  Unrealized loss on marketable securities,
     net of taxes                                          (7,235)                                                          (7,235)
                                                      ------------------------------------------------------------------------------

  Comprehensive income (loss)                         $     2,912       $  (75,815)     $  8,668       $   (7,774)     $   (72,009)
                                                      ==============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

For the Nine Months ended September 30, 2001
                                                             Guarantor      Non-guarantor
                                                            Subsidiaries     Subsidiaries        PM&C     Eliminations  Consolidated
                                                            ------------    -------------        ----     ------------  ------------
Net cash provided (used) by operating activities             $   19,261      $  (63,455)      $  (4,532)                 $  (48,726)
                                                            ------------------------------------------------------------------------

Cash flows from investing activities:
   Acquisitions                                                      (889)                                                     (889)
   Capital expenditures                                           (32,903)                                                  (32,903)
   Purchases of intangible assets                                  (6,420)                                                   (6,420)
   Other                                                          912,245         2,207        (917,859)                     (3,407)
                                                            ------------------------------------------------------------------------
   Net cash provided (used) by investing activities               872,033         2,207        (917,859)                    (43,619)

Cash flows from financing activities:
   Net repayments of debt                                         (44,065)                                                  (44,065)
   Other                                                         (886,769)       61,248         818,556                      (6,965)
                                                            ------------------------------------------------------------------------
   Net cash provided (used) by financing activities              (930,834)       61,248         818,556                     (51,030)

Net decrease in cash and cash equivalents                         (39,540)                     (103,835)                   (143,375)
Cash and cash equivalents, beginning of year                       76,982                       106,279                     183,261

                                                            ------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $ 37,442    $        -       $   2,444                  $   39,886
                                                            ========================================================================


For the Nine Months ended September 30, 2000

Net cash provided (used) by operating activities                 $ 45,688    $  (75,865)      $ (17,713)                 $  (47,890)
                                                            ------------------------------------------------------------------------

Cash flows from investing activities:
   Acquisitions                                                  (113,076)                                                 (113,076)
   Capital expenditures                                           (22,376)                                                  (22,376)
   Other                                                          753,084      (142,742)       (452,380)                    157,962
                                                            ------------------------------------------------------------------------
   Net cash provided (used) by investing activities               617,632      (142,742)       (452,380)                     22,510

Cash flows from financing activities:
   Net proceeds from debt                                          48,959                                                    48,959
   Other                                                         (713,168)      218,607         614,184                     119,623
                                                            ------------------------------------------------------------------------
   Net cash provided (used) by financing activities              (664,209)      218,607         614,184                     168,582

Net (decrease) increase in cash and cash equivalents                 (889)                      144,091                     143,202
Cash and cash equivalents, beginning of year                       15,404           180           5,756                      21,340

                                                            ------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $ 14,515    $      180       $ 149,847                  $  164,542
                                                            ========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


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

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; expansion of land-based communications; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

          Approximately 96% of our revenues and 83% of our operations for the nine months ended September 30, 2001, and approximately 96% of our assets at September 30, 2001, are associated with providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 10 of the Notes to Consolidated Financial Statements for information on the litigation.

         In June 2001, our parent Pegasus Satellite Communications contributed all of the capital stock of Golden Sky Holdings to one of our subsidiaries. Golden Sky was acquired by Pegasus Satellite in May 2000. For financial reporting purposes, we have combined the financial statements of Golden Sky with ours on an "as if pooled" basis for all periods presented in this report from the date that Golden Sky was acquired by Pegasus Satellite. As a result, prior year amounts have been adjusted from that previously reported and the current year's year to date amounts have been adjusted to include amounts of Golden Sky. At the date of contribution, Golden Sky had approximately 405,000 subscribers. Revenues for Golden Sky for 2001 through the date of contribution were $114.3 million, and $187.6 million for the year ended December 31, 2000.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


Results of Operations

         In this section, amounts and changes specified are for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, unless indicated otherwise. The discussion that follows includes the effects of Golden Sky in the current and prior year period and excludes the effects of Pegasus Development from the prior year period.

Comparison of Nine Months Ended September 30, 2001 and 2000

         DBS Business

         Revenues increased $228.8 million to $618.6 million. This increase was due to a larger extent to an increase in the number of subscribers and to a lesser extent higher average revenue per subscriber. The current year period fully includes revenues resulting from PSC's acquisition of Golden Sky Holdings that took place in May 2000, whereas the prior year period includes only the incremental effects from the acquisition date. Number of subscribers were 1,496,000 at September 30, 2001 compared to 1,312,000 at September 30, 2000.
This increase was substantially due to internal growth. At September 30, 2001, we had exclusive DIRECTV distribution rights to approximately 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to approximately 20.0% at September 30, 2001 from 17.8% at September 30, 2000. Average revenue per subscriber was $47.61 for the current year period compared to $43.33 for the prior year period. The increase in the current year's average revenue per subscriber amount was primarily due to the incremental impact of the seamless consumer agreement that became effective in the fourth quarter 2000. This arrangement enables us to directly provide certain premium programming from DIRECTV to our subscribers and earn the associated revenues.

         Because of the number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. We continue to believe that conditions exist for further subscriber growth through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $170.7 million to $443.6 million. This increase was primarily due to the incremental costs incurred in providing service to an increased subscriber base. Our margins on revenue over programming, technical, general and administrative expenses were 28.3% for the current year period compared to 30.0% for the prior year period. The decrease in the current year's margin was primarily caused by margins associated with the seamless consumer program being lower than the margins on our other programs and the greater weight this program has had in our subscribers' programming mix in the current year's period.

         Marketing and selling expenses, which are also known as subscriber acquisition costs, increased $19.0 million to $130.6 million. The increase was primarily due to an overall increase in gross subscriber additions and commission and equipment subsidy costs incurred under the seamless marketing agreement for the amount of time in effect within the current and prior year periods. This increase was offset in part by rental equipment costs capitalized in association with increased gross rental additions. The successful promotion of our rental programs has resulted in increasing popularity of this alternative with our subscribers. Since we own the equipment used by rental subscribers, we capitalize the equipment and applicable related costs that we depreciate over three years into depreciation expense, and exclude from marketing and selling expenses. Similar subscriber acquisition costs associated with equipment for nonrental subscribers are immediately expensed as marketing and selling expenses because we do not own the related equipment. The seamless marketing agreement came into effect in August 2000, and was terminated in mid-July 2001. Termination of the seamless marketing agreement significantly reduced the amount of commissions and subsidy costs that we had previously incurred while the agreement was in effect. We have adopted some additional commission and equipment subsidy programs with the termination of the seamless marketing agreement to promote activations in our exclusive DBS territories, but the costs are far less than those under the agreement. Our subscriber acquisition costs per gross subscriber added through internal growth and expensed were $421 for the current year period compared to $379 for the prior year period. Subscriber acquisition costs including amounts capitalized per gross subscriber added through internal growth were $480 for the current year period and $414 for the prior year period.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


         Depreciation and amortization increased $65.3 million to $189.7 million principally due to the amortization of DBS rights assets obtained in acquisitions in 2000 that are fully included in the current year period but only incrementally from the date of acquisition in the prior year period. Over half of the increase is associated with DBS rights assets of approximately $1.3 billion for Golden Sky that PSC acquired in May 2000.

         Broadcast Business

         The net operations of the broadcast business declined by $1.9 million to $(3.7) million. The continuing general downturn in the United States' economy has caused a sliding reduction in television advertising dollars available to us and broadcasters throughout the industry in 2001. Indications are that the softness in advertising revenues will continue as long as the economy continues to slump. We cannot predict the further course of the economy and its impact on advertising revenues generally and specifically to us.

         Other Statement of Operations and Comprehensive Loss Items

         Other expense, net within operating expenses increased $13.5 million to $15.8 million. These expenses primarily consist of costs associated with the ongoing DIRECTV litigation.

         Interest expense increased only $728,000 to $55.4 million for the current year period due to higher average amounts of principal outstanding for term loans and revolving credit facilities in the current year period compared to the prior year period. Also, the current year period fully includes the impacts of fixed rate debt outstanding for subsidiaries of Golden Sky that PSC acquired in May 2000 but only incrementally from the acquisition date in the prior year period. Interest expense in the current year period was negated in part by lower variable interest rates on term loans and revolving credit facilities in the current year period than in the prior year period. The aggregate weighted average principal outstanding for term loans and revolving credit facilities in the current year period was $402.1 million with a weighted average variable interest rate of 7.93%, compared to $301.3 million in the prior year period with a weighted average variable interest rate of 9.97%.

         At September 30, 2001, we determined that our investment in the marketable securities we held had incurred an other than temporary decline in fair market value. Accordingly, we charged operations in the amount of $34.2 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $13.0 million. In connection with this write down, we made a reclassification adjustment to other comprehensive income (loss) in the current year period of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings.

         Other non-operating expense, net increased by $5.1 million to $5.5 million. These expenses primarily consist of net losses for the charge recorded upon the adoption at January 1, 2001 of new accounting standards concerning derivative instruments and subsequent reduction in the fair values of these instruments.

         The income tax benefit on the loss from continuing operations increased by $34.4 million to $100.8 million primarily due to a greater amount of pretax loss in the current year period.

         We recognized an extraordinary loss on the extinguishment of debt of $986,000, net of income tax benefit of $604,000, in the current year period for the write off of unamortized deferred financing costs associated with the termination of Golden Sky Systems' credit agreement in June 2001.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


Cash Flow Information

         Cash used by operating activities for the nine months ended September 30, 2001 was $48.7 million compared to $47.9 million for the corresponding prior year period. DBS pre-marketing cash flow was $175.0 million for the current year period compared to $116.9 million for the prior year period. DBS EBITDA (earnings before interest, taxes and depreciation and amortization) was $44.4 million for the current year period compared to $5.3 million for the prior year period. Adjusted operating cash flow for the 12 months ended September 30, 2001 was $233.8 million. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. EBITDA of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Operating cash flow is income or loss from operations adjusted for depreciation, amortization and other noncash items therein, and excludes subscriber acquisition costs and corporate expenses. Marketing and selling expenses incurred by DBS are known as subscriber acquisition costs. Adjusted operating cash flow is DBS operating cash flow for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Pre-marketing cash flow, EBITDA and adjusted operating cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow, EBITDA and adjusted operating cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing cash flow, EBITDA and adjusted operating cash flow are important for the following reasons:

o people who follow our industry and us frequently use them as measures of financial performance and ability to pay debt service; and/or
o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc., we incorporate by reference herein the disclosure relating to this matter which is reported under Note 10 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2000, in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2001 and June 30, 2001, and in our Current Reports on Form 8-K filed on June 25, 2001, July 18, 2001, October 17, 2001 and October 23, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

         On July 11, 2001, we filed a Current Report on Form 8-K dated June 29, 2001 reporting under Item 2 the contribution of all of the capital stock of Golden Sky Holdings, Inc. into our company by our parent company, Pegasus Satellite Communications, Inc.

         On July 18, 2001, we filed a Current Report on Form 8-K dated June 19, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc., as well as certain developments in the litigation relating to the Seamless Marketing Agreement.

         On September 13, 2001, we filed an amendment to the Current Report on Form 8-K dated June 29, 2001 reporting under Item 2 the contribution of all of the capital stock of Golden Sky Holdings, Inc. into our company by our parent company, Pegasus Satellite Communications, Inc. This amendment provided financial information associated with the contribution.

         On October 17, 2001, we filed a Current Report on Form 8-K dated October 12, 2001 reporting under Item 5 that Pegasus Satellite Television, Golden Sky Systems and DIRECTV had entered into a new agreement for a revised seamless consumer program.

         On October 23, 2001, we filed a Current Report on Form 8-K dated October 22, 2001 reporting under Item 5 that oral argument was held on DIRECTV's motion for summary judgement with respect to its claim that the length of the agreement between the Company, through its indirect subsidiaries, and the National Rural Telecommunications Cooperative is tied to the life of only one satellite, DBS-1, and that the court had issued a written tentative ruling denying DIRECTV's motion and took the motion under submission.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Pegasus Media & Communications, Inc.


    November 14, 2001           By: /s/  Kasin Smith
---------------------------         -------------------------
          Date                      Kasin Smith

                                    Chief Financial Officer, Treasurer and
                                    Executive Vice President of Finance and
                                    Information Technology
                                    (Principal Financial and Accounting Officer)