Form 10-K
period 2001-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2002-04-10
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from__________ to __________

                         Commission File Number 33-95042

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 23-2778525
                   --------                                 ----------
        (State of other jurisdiction of                    (IRS Employer
        incorporation of organization)                Identification Number)

c/o Pegasus Communications Management Company
225 City Avenue; Suite 200, Bala Cynwyd, PA                   19004
---------------------------------------------                 -----
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

         Number of shares of each class of the registrant's common stock outstanding as of March 31, 2002:

             Class A, Common Stock, $0.01 par value          161,500
             Class B, Common Stock, $0.01 par value            8,500

         As of the close of business on March 31, 2002, all of the Registrant's outstanding voting stock was held by the parent of the Registrant and, therefore, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant is $0.0.

         The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format authorized by General Instruction I.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS...............................................................   1
ITEM 2.  PROPERTIES.............................................................  14
ITEM 3.  LEGAL PROCEEDINGS......................................................  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  17

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..  18
ITEM 6.  SELECTED FINANCIAL DATA................................................  18
ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS...........  18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................  29
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...................................................  29

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................  30
ITEM 11. EXECUTIVE COMPENSATION.................................................  30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........  30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................  30

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......  31

                                     PART I

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Media & Communications, Inc. that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect" and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV, Inc.; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Unless the context otherwise requires, all references to "Pegasus Media," "we" or "us" or "our company" refer to Pegasus Media & Communications, Inc., together with its direct and indirect subsidiaries. All references to "Pegasus" or "Pegasus Communications" refer to our ultimate parent company, Pegasus Communications Corporation, together with its direct and indirect subsidiaries.

ITEM 1.  BUSINESS

General

         Pegasus Media & Communications, Inc. is:

            o a wholly-owned subsidiary of Pegasus Satellite Communications, Inc. and is an indirect subsidiary of Pegasus Communications Corporation.

            o a satellite TV company primarily focused on providing services to rural and underserved areas of the United States;

            o one of the fastest growing media companies in the United States in terms of compound revenue growth rate;

            o the tenth largest multichannel video provider in the United States and the third largest direct broadcast satellite ("DBS") provider;

            o the largest independent distributor of DIRECTV programming with approximately 1.5 million subscribers at December 31, 2001, the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 7.5 million rural households in 41 states and a retail network of over 3,000 independent retailers; and

            o the owner or programmer of eleven TV stations affiliated with either Fox, UPN or the WB.

         We have changed the way in which we report the number of our subscribers, effective with the first quarter of 2002. If we had done this in 2001, we would have reported approximately 1.4 million subscribers at December 31, 2001. See ITEM 7: Management's Narrative Analysis of the Results of Operations - Results of Operations - Comparison of 2001 to 2000 - Direct Broadcast Satellite Business - Revenues.

Corporate Mission

         Our mission is to provide digital services to consumers in rural and underserved areas of the United States. We are the only major digital services provider focused exclusively on serving America's rural and underserved areas. In the future, we hope to expand the scope of services that we can offer to consumers and believe that the infrastructure of dealers and customer relations that we have built and continue to refine will assist us in accomplishing our mission.

Satellite Services in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of approximately 11 homes per square mile. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, satellite services have strong cost advantages over cable and other wireline distribution systems in rural areas.

         There are approximately 90 million people, 34 million households and three million businesses located in rural areas of the United States. Rural areas therefore represent a large and attractive market for DBS and other digital satellite services. Approximately 55% of all U.S. DBS subscribers reside in rural areas. It is our belief that future digital satellite services, such as digital audio services and satellite broadband multimedia services, will also achieve disproportionate success in rural areas as compared to metropolitan areas.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and have only one or two store locations. For these reasons, satellite providers seeking to establish broad and effective rural distribution have limited alternatives:

         o They may seek to distribute their services through one of the few national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas.

         o  They may seek to establish direct sales channels in rural areas.

         o They may seek to distribute through national networks of independent retailers serving rural areas, such as have been established by EchoStar and by Pegasus.

Pegasus Rural Focus and Strategy

         DBS services have achieved a penetration of more than 32% in rural areas of the United States, as compared to approximately 11% in metropolitan areas. We believe that other digital satellite services will achieve disproportionately greater consumer acceptance in rural and underserved areas than in metropolitan areas.

         Our long term goal is to become an integrated provider of DBS and other digital satellite services for rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o Continue to Grow Our Rural Subscriber Base by Aggressively Marketing DIRECTV and Obtaining Long Term, Higher Revenue Generating Subscribers, and to Reduce Our Subscriber Acquisition Costs. Although we still focus on expanding our subscriber base, our marketing efforts and sales approaches are increasingly geared to obtaining better quality subscribers: subscribers who are less likely to churn in the future and who are likely to be interested in more expansive and higher revenue generating programming packages. We also focus on reducing the costs we incur in obtaining new subscribers.

         o Continue to Develop the Pegasus Retail Network and New Sales Channels. We have established our network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand our retail network to over 3,000 independent retailers in 41 states. We believe that our retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand our retail network in order to increase the penetration of DIRECTV in rural areas while making our retail network more effective and valuable to us by continuing to eliminate dealers associated with high churn subscribers, developing incentives that reward dealers for obtaining longer term, better revenue generating subscribers, and selectively limiting dealer participation in certain sales programs. We are also expanding our marketing of DIRECTV beyond our traditional retail network channels. For instance, we are increasing the size and utilization of our own inside sales force and have or intend to enter into affinity programs and arrangements like certificate programs where we can generate sales through sales-only arrangements in which retailers receive compensation for sales but will not be responsible for equipment delivery and installation.

         o Generate Future Growth By Bundling Additional Digital Satellite Services with Our Distribution of DIRECTV Programming. New digital satellite services, such as digital audio services, broadband multimedia services and mobile satellite services, are or will be increasingly introduced to consumers and businesses in the next five years. We believe that these services, like DBS, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital satellite service providers will confront the same difficulties that DBS service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that our retail network and our other sales channels will enable us to establish relationships with digital satellite service providers that will position us to capitalize on these new opportunities. For more information on these new digital satellite services see -Other Digital Broadband Satellite Services.

Direct Broadcast Satellite Television

         There are currently two nationally branded DBS programming services:
DIRECTV, which is a service of DirecTV, Inc., a subsidiary of Hughes Electronic Corporation, and The DISH Network, which is owned by EchoStar Communications Corporation. Hughes and EchoStar have agreed to merge, which merger if consummated would combine these services.

         Both DBS programming services are digital satellite services and therefore require that a subscriber install a satellite receiving antenna or dish and a digital receiver. DIRECTV and DISH require a satellite dish of approximately 18 inches in diameter that may be installed by the consumer without professional assistance. As of December 31, 2001, the market shares of DIRECTV and DISH among all DBS subscribers nationally were approximately 61% and 39%, respectively.

DIRECTV

         DIRECTV offers in excess of 225 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via six high power Ku band satellites. We believe that DIRECTV's extensive line up of pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future. DIRECTV reported
1.2 million net subscriber additions in 2001.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics, which was succeeded by its subsidiary DirecTV, Inc., entered into an agreement with the National Rural Telecommunications Cooperative authorizing the National Rural Telecommunications Cooperative to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 National Rural Telecommunications Cooperative members and affiliates initially acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates initially included approximately 9.0 million rural households.

Consolidation of DIRECTV Rural Affiliates

         When DIRECTV was launched in 1994, we were the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, we first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since October 1996, we have acquired directly and indirectly through the April 1998 acquisition of Digital Television Services, Inc. and the May 2000 acquisition of Golden Sky Holdings, Inc., exclusive distribution rights from approximately 166 DIRECTV rural affiliates. Today, we represent approximately 83% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates, which includes approximately 7.5 million homes. There are less than 100 remaining rural affiliates with exclusive DIRECTV territories representing approximately 1.5 million homes. In 2001, we acquired distribution rights from one other DIRECTV rural affiliate. In connection with our ongoing litigation with DirecTV, our ability to consummate acquisitions has been affected by DirecTV's refusal to approve assignments of National Rural Telecommunications Cooperative member agreements for marketing and distribution of DBS services without the imposition of conditions unacceptable to us.

Proposed Merger of EchoStar Communications Corporation into Hughes Electronics Corporation

         On October 28, 2001, General Motors Corporation and its subsidiary Hughes Electronics Corporation, together with EchoStar, announced that they had signed definitive agreements that provide for the spin-off of Hughes Electronics from General Motors and the merger of EchoStar into Hughes Electronics. The companies have stated that the merged entity would use the EchoStar name and adopt the DIRECTV brand name for its services and retail products. As reported, at December 31, 2001 the merged entity would have had 15.8 million customers, with another approximately 1.9 million customers being served by the National Rural Telecommunications Cooperative and its affiliates, including us. The spin-off and merger are subject to a number of conditions, including shareholders approval, regulatory clearance under the Hart-Scott Rodino Antitrust Act of 1976, and approval by the Federal Communications Commission. The companies have stated that they expect the transaction to close in the second half of 2002.

         We are still in the process of evaluating the impacts of the pending merger on our business.

Programming

         DIRECTV programming includes (i) cable networks, broadcast networks (including, where available, local into local channels) and audio services available for purchase in tiers for a monthly subscription, (ii) premium services available a la carte for a monthly subscription, (iii) sports programming (including regional sports networks and seasonal college and major professional league sports packages) available for a yearly, seasonal or monthly subscription and (iv) movies and events available for purchase on a pay-per-view basis.

         Our core programming packages consist of Select Choice, Total Choice and Total Choice Plus. The following is a summary of these programming packages:

         o Select Choice. Package of over 45 popular channels of news, sports and entertainment programming which retails for $24.99 per month.

         o Total Choice. Over 105 channels of entertainment, including 31 commercial free Music Choice(SM) digital audio channels, which retails for $34.99 per month.

         o Total Choice Plus. All the programs included in Total Choice and 12 channels of family oriented programming and 5 additional Music Choice(SM) channels, which retails for $38.99 per month.

In addition to our core programming packages, in designated market areas where local channels are available, subscribers may obtain local network programming for $6.00 per month.

         Pay-per-view movies are generally $3.99 per movie. Movies recently released for pay-per-view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular pay-per-view movie.

         Subscribers may also subscribe to various premium services: STARZ!, HBO, Showtime, Cinemax and Sports Pack. Effective February 2002, premium services became available to subscribers at prices based upon the number instead of the type of premium service selected. Prior to this time, pricing was based upon the particular premium selected. As a consequence, under the new pricing methodology, the monthly fees for premium services are $12 for one premium, $22 for two premiums, $31 for three premiums, $39 for four premiums and $46 for five premiums.

Sales and Marketing

         In order to be competitive and generate long term, higher revenue generating subscribers, we are increasingly developing flexibility and variety in our sales programs.

         We offer programs whereby subscribers can purchase equipment from our retail network or national retailers. As an alternative to subscribers purchasing a DIRECTV system, under our Pegasus Digital One Plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by credit card, and enjoy the benefits of free service repair. Under this plan, we have title to and own the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card non-return fees.

         Beginning February 1, 2002, we require all of our new subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension, discontinuance of or downgrading service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies and dealer commissions.

         In connection with the sale of DIRECTV programming, we from time to time offer special free or reduced price programming offers. We provide these offers in connection with acquisition of new subscribers or to encourage existing subscribers to try additional programming.

         We also give dealers incentives to sell program offers depending upon the mix of sales offers that we hope to achieve. Dealer incentives include the availability of installation and equipment subsidies, commissions and the payment of flex payments, which can be changed from time to time in accordance with certain business rules that we establish to reward particular dealer behavior.

         Beginning in the second quarter of 2002, we will be instituting a certificate program whereby purchasers can purchase certificates and be entitled to receive certain equipment, including, in some cases equipment at no cost, and programming fee credits based upon the subscriber's credit score at the time of activation. This initiative is intended to minimize our financial exposure to subscribers who are more likely to churn for financial reasons while at the same time providing incentives to attract new subscribers who meet certain credit scoring criteria.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in this market segment as their primary source of television programming. It is our belief that this market segment will continue to be a source for new Pegasus subscribers in the future.

Our Retail Network

         Our retail network is a network of over 3,000 independent satellite, consumer electronics and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus retail network has positioned us to:

         o improve the penetration of DIRECTV in the DIRECTV exclusive territories that we now own;

         o assist DIRECTV in improving DIRECTV's DBS market share in rural areas outside of the DIRECTV exclusive territories held by the other DIRECTV rural affiliates; and

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for the sale of certain sales programs, and providing dealer incentive compensation programs that reward dealers for the sales of particular sales programs and the acquisition of better Pegasus Satellite Television subscribers.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors whereby our dealers can obtain DIRECTV equipment systems with, in some cases, certain equipment subsidies provided by Pegasus.

Broadcast Television

         We own or operate eleven TV stations affiliated with Fox, UPN, or the WB located in the Jackson, Mississippi; Chattanooga, Tennessee; Gainesville, Florida; Tallahassee, Florida; Wilkes-Barre/Scranton, Pennsylvania; Portland, Maine; and Mobile, Alabama/Pensacola, Florida markets. We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, UPN and the WB, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and accordingly afford us greater opportunities for increasing their revenue share. In addition, we have entered into "local marketing agreements" in markets where we already own a station. These agreements, which allow us to program the broadcast hours of a station we do not own and to sell the advertising for that time, provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has adopted changes to its ownership rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN.

Competition

         Our DBS business competes with a number of different sources which provide news, information and entertainment programming to consumers, including:

         o  EchoStar;

         o  internet companies;

         o local television broadcast stations that provide off-air programming which can be received using a roof top antenna and television set;

         o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments;

         o  cable television systems;

         o wireless program distribution services, commonly called wireless cable systems, which use low power microwave frequencies to transmit video programming over the air to subscribers;

         o other operators who build and operate communications systems in the same communities that we serve;

         o  movie theaters; and

         o  home video products.

Each of these may be able to offer more competitive packages or pricing than we or DirecTV can provide. In addition, the DBS industry is still evolving and recent or future competitive developments could adversely affect our direct satellite business.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on its businesses.

Employees

         As of December 31, 2001, we had 931 full time and 426 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DBS reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain DBS services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its DBS program acquired the rights to provide the DBS services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately nine million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its DBS program. The agreement between Hughes (and DirecTV as its successor) and the National Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the DBS services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DirectTV. In addition, the participating members and affiliates are required to reimburse DirecTV for their allocable shares of certain common expenses, such as programming, satellite specific costs and expenses associated with the billing and authorization systems, and to remit to DirecTV a 5% fee on subscription revenues.

         DirecTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See -Legal Proceedings--DirecTV Litigation. Those disputes include the rights asserted by participating members and affiliates:

         o to provide all services offered by DirecTV that are transmitted over 27 frequencies that the FCC has authorized for DirecTV's use for a term running through the life of satellites at the 101(degree) W orbital location;

         o  to provide certain other services over the satellites; and

         o to have the National Rural Telecommunications Cooperative exercise a right of first refusal to acquire comparable rights in the event that DirecTV elects to launch successor satellites upon the removal of the satellites from their orbital location at the end of their lives.

         Even if we and the National Rural Telecommunications Cooperative prevail on our claims relating to right of first refusal, the financial terms of the right of first refusal are likely to be the subject of negotiation and we are unable to predict whether substantial additional expenditures by the National Rural Telecommunications Cooperative will be required in connection with the exercise of such right of first refusal.

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

         o If the National Rural Telecommunications Cooperative's agreement with DirecTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DirecTV is obligated to continue to provide DIRECTV programming to us by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DirecTV or under a new agreement containing substantially the same terms and conditions as the National Rural Telecommunications Cooperative's agreement with DirecTV.

         We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DirecTV, which consents cannot be unreasonably withheld.

         The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings when acquisitions occur and when monthly payments to the National Rural Telecommunications Cooperative exceeds a specified amount. Pursuant to this policy, we or our subsidiaries have posted at December 31, 2001 letters of credit of approximately $59.0 million. Although this requirement can be expected to reduce borrowing capacity available to us under our revolving credit facility, we expect this reduction to be manageable. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

         On August 9, 2000, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. entered into agreements with DirecTV to provide seamless marketing and sales for DIRECTV retailers and distributors and to provide seamless customer service to all of our existing and prospective customers pursuant to a seamless marketing program agreement and a seamless consumer program agreement, respectively. Under the terms of the seamless marketing program agreement, the parties agreed to reimburse each other the costs incurred in the activation of new customers in their respective territories and dealers receive compensation regardless of where a customer activates service. The seamless marketing agreement has become the subject of litigation between us and DirecTV and we exercised our rights to terminate the agreement on July 13, 2001. For more information concerning the on going litigation pertaining to the seamless marketing agreement, see ITEM 3: Legal Proceedings--DirecTV Litigation--Pegasus Satellite Television and Golden Sky Systems.

         The seamless consumer program agreement allows us to provide customers more expansive service selection during activation and a simplified and consolidated billing process. In particular, we have the right to provide our customers with video services currently distributed by DirecTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of litigation between DirecTV and Pegasus Satellite, as well as sports programming and local TV stations. Under the seamless consumer program agreement, we retain 10% to 20% of the revenues associated with these additional programming services. The agreement is terminable by DirecTV on 90 days notice.

Legislation and Regulation

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Communications Act. This legislation has altered and will continue to alter federal, state and local laws and regulations affecting the communications industry, including us and certain of the services we provide.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. This Act, for the first time, permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a cable operator or a common carrier (such as a telephone company), DBS operators such as DirecTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DirecTV and, therefore, affect us. As an operator of a privately owned U.S. satellite system, DirecTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

         o the licensing of individual satellites (i.e., the requirement that DirecTV meet minimum financial, legal and technical standards);

         o  avoidance of interference with radio stations; and

         o compliance with rules that the FCC has established specifically for DBS licenses, including rules that the FCC is in the process of adopting to govern the retransmission of television broadcast stations by DBS operators.

         As a distributor of television programming, DirecTV is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The Telecommunications Act also offers direct-to-home operators relief from private and local government imposed restrictions on the placement of receiving antennae. In some instances, direct-to-home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including DBS.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multi-channel video services, such as wireless cable and direct-to-home, and to provide subscription television services. We and DirecTV have benefited from the programming access provisions of the Communications Act and implementing rules in that DirecTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DirecTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DirecTV's ability to acquire programming on a cost effective basis, which would have an adverse impact on us. The prohibition on exclusive programming contracts between cable affiliated programmers and cable operators will expire in October 2002 unless the FCC extends such restrictions.

         The FCC has adopted rules imposing public interest requirements for providing video programming on direct-to-home licensees, including, at a minimum, reasonable and non-discriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set aside requirement, direct-to-home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct-to-home provider's direct costs of making the capacity available to the programmer.

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The new law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, our television stations are generally entitled to seek carriage on any DBS operator's system providing local-into-local service in their respective markets.

         SHVIA creates a new statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this new license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provide that, until May 29, 2000, a DBS operator was permitted to retransmit a broadcast television station to satellite subscribers in the station's local market without the station's consent. Beginning May 29, 2000 and continuing until December 31, 2001, satellite carriers were able to carry local television stations on a station by station basis if a retransmission consent agreement has been reached. As of January 1, 2002, a satellite carrier that relies on the statutory copyright license to retransmit a broadcast station to subscribers in the station's local market is required to retransmit any other broadcast station in that market that has elected to assert its right to mandatory carriage and has so notified the satellite carrier. Broadcast stations in markets where a satellite carrier is retransmitting a local signal were required to make their election by July 1, 2001; carriers receiving such notice have 30 days to respond. The initial election remains in effect until December 31, 2005; thereafter, broadcasters will make new elections every three years. In December 2001, the U.S. Court of Appeals for the 4th Circuit rendered a decision upholding the carry-one, carry-all provisions of SHVIA; however, that decision has been appealed to the Supreme Court.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria which the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC also has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The FCC has commenced a proceeding to consider the application of these rules to the carriage of digital signals.

         SHVIA also makes a number of revisions to the statutory copyright license provisions applicable to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license and creating a new compulsory copyright license applicable to the retransmission of a national PBS programming feed. The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on January 1, 2005, unless it is extended by Congress. If the license expires, DBS operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

         The final outcome of ongoing and future FCC rulemakings, and of any litigation pertaining thereto, cannot yet be determined. Any regulatory changes could adversely affect our operations. Must carry requirements could cause the displacement of possibly more attractive programming.

         The foregoing does not purport to describe all present and proposed federal regulations and legislation relating to the DBS industry.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Bala Cynwyd, Pennsylvania.

         Our DBS operations are headquartered in leased space in Marlborough, Massachusetts, and we operate call centers out of this space and other leased space in Louisville, Kentucky and Lenexa, Kansas. These leases expire on various dates through 2007. Our Marlborough, Massachusetts facility provides for an option to purchase the building for approximately $10.7 million. Pegasus has exercised this option to purchase and is currently completing certain due diligence and negotiating an agreement of sale relating to the purchase of this property. In connection with our broadcast TV operations, we own or lease various transmitting equipment and towers, television stations and office space.

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

         On July 22, 1999, DirecTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DirecTV's contract with the National Rural Telecommunications Cooperative. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the National Rural Telecommunications Cooperative's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of other DIRECTV satellites at the 101(degree)W orbital location. According to DirecTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the National Rural Telecommunications Cooperative has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the National Rural Telecommunications Cooperative.

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

         Both of the National Rural Telecommunications Cooperative's lawsuits against DirecTV have been consolidated for discovery and pre-trial purposes. A trial date of December 2, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         The National Rural Telecommunications Cooperative and DirecTV have also filed indemnity claims against one another which pertain to the alleged obligation, if any, of the National Rural Telecommunications Cooperative to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgement motion relating to the claims.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. filed a class action lawsuit in federal court in Los Angeles against DirecTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DirecTV's failure to provide the National Rural Telecommunications Cooperative with certain premium programming, and on DirecTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, Pegasus Satellite Television and Golden Sky Systems filed an amended complaint which added new tort claims against DirecTV for interference with their relationships with manufacturers, distributors and dealers of DBS equipment. The class action allegations they previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The new class action was filed on February 9, 2000.

         On December 10, 2000, the court rejected in its entirety DirecTV's motion to dismiss certain of the claims asserted by Pegasus Satellite Television, Golden Sky Systems and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DirecTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DirecTV filed a counterclaim against Pegasus Satellite Television, Golden Sky Systems and the class members. In the counterclaim, DirecTV seeks two claims for relief: (1) a declaratory judgement that Pegasus Satellite Television and Golden Sky Systems have no right of first refusal in their agreements with the National Rural Telecommunications Cooperative to have DirecTV provide any services after the expiration of the term of these agreements, and (2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of their agreements with the National Rural Telecommunications Cooperative. Pegasus Satellite Television and Golden Sky Systems' motion to dismiss the counterclaims was denied on May 8, 2001, and on June 4, 2001, Pegasus Satellite Television, Golden Sky Systems and the class filed a response denying DirecTV's counterclaims. On July 2, 2001, DirecTV filed under seal a summary judgment motion on its term claim, but the Court denied the motion on October 31, 2001.

         On May 21, 2001, Pegasus Satellite Television, Golden Sky Systems and the class members moved to amend their complaints to add certain additional claims against DirecTV relating to, among other things, DirecTV's provision of advanced services. The court granted our motion on June 19, 2001. DirecTV filed its answer to our second amended complaint on July 20, 2001.

         On June 22, 2001, DirecTV brought suit against Pegasus Satellite Television and Golden Sky Systems in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV, on the one hand, and Pegasus Satellite Television and Golden Sky Systems, on the other hand. On July 13, 2001, Pegasus Satellite Television and Golden Sky Systems terminated the seamless marketing agreement. On July 16, 2001, Pegasus Satellite Television and Golden Sky Systems filed a cross-complaint against DirecTV alleging, among other things, that (1) DirecTV has breached the seamless marketing agreement, and (2) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. On July 19, 2001, Pegasus Satellite Television and Golden Sky Systems removed the case from state to federal court. DirecTV moved to remand the case back to state court but, on September 19, 2001, the court denied DirecTV's motion. For more information regarding Pegasus' agreements with DirecTV, see ITEM 1: Business--Direct Broadcast Satellite Agreements.

         All five lawsuits discussed above, including both lawsuits brought by the National Rural Telecommunications Cooperative, the class action and Pegasus Satellite Television and Golden Sky System's lawsuit, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Lawsuits

         Recent Patent Infringement Litigation. In December 2001, one of our affiliates was served with a complaint in a patent infringement lawsuit (along with DirecTV, Hughes Electronics, EchoStar Communications and others) by Broadcast Innovations, L.L.C. The nature of the plaintiff's claims is not clear from the complaint. We are in the process of evaluating the matter in order to determine whether it is material to our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction I(2)(c) of Form 10-K, we have omitted the information called for by this otherwise required item.

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

ITEM 6.  SELECTED FINANCIAL DATA

         In reliance upon General Instruction I(2)(a) of Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         In reliance upon General Instruction I(2)(a) of Form 10-K, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations that explains the reasons for material changes in the amount of revenue and expense items between our most recent fiscal year and the fiscal year immediately preceding it. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes which are included on pages F-1 through F-31.

General

         In June 2001, our parent company Pegasus Satellite Communications contributed all of the capital stock of Golden Sky Holdings to one of our subsidiaries. Pegasus Satellite had acquired Golden Sky Holdings in May 2000. The financial information of Golden Sky Holdings has been combined with ours for 2000 on an "as if pooled" basis from the date that Golden Sky Holdings was acquired by Pegasus Satellite.

         In 2000, our financial information was on a combined basis with Pegasus Development Corporation. Pegasus Development, a subsidiary of Pegasus Communications Corporation, that is the parent company of Pegasus Satellite, had provided capital for various of our satellite initiatives that were integral to our direct broadcast satellite operations for periods prior to those presented in this report. Pegasus Development's financial position, results of operations, and cash flows no longer impact ours, and beginning in 2001 the financial information of Pegasus Development was not combined with ours. For comparative purposes, financial information contained in this report for 2000 has been adjusted to exclude amounts associated with Pegasus Development.

         We have a history of losses, with net losses of $201.2 million, $131.1 million, and $84.1 million in 2001, 2000, and 1999, respectively. Our losses have been principally due to the substantial amounts we incurred for subscriber acquisition costs, interest expense, and noncash depreciation and amortization. We expect that these amounts will continue to be substantial. As a result, we do not expect to have net income for the foreseeable future.

         A substantial portion of our business is derived from providing multichannel direct broadcast satellite services as an independent provider of DIRECTV(R) audio and video programming in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DirecTV, Inc. For 2001, 2000, and 1999, revenues from our direct broadcast satellite business were 96%, 94%, and 83%, respectively, of total consolidated revenues in each respective year, and operating expenses for this business were 93%, 93%, and 85%, respectively, of total consolidated operating expenses in each respective year. Total assets of the direct broadcast satellite business were 97% and 96% of total consolidated assets for 2001 and 2000, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. See Item 1: Business-Risk Factors. Separately, we are in litigation against DirecTV (see Note 14 of the notes to consolidated financial statements). Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded direct broadcast satellite programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar Communications and Hughes Electronics, should it occur, on our financial position, results of operations, cash flows, and future operations.

Overview of the Direct Broadcast Satellite Sales and Distribution Channel

         This overview focuses on our direct broadcast satellite business, as this is our only significant business segment. We believe this will assist with understanding our results of operations.

         Our primary means to obtain subscribers is through an independent retail network channel. To a lesser extent, we also obtain subscribers through our inside sales channel. In both channels, we create and launch the promotions for our DIRECTV programming, equipment, and installations. In addition, we specify the retail prices for our programming and establish the suggested retail prices at which dealers sell or provide and install equipment. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DirecTV.

         Our independent retail network consists of dealer and distributor relationships. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who in turn provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Dealers directly charge new subscribers for equipment, installation, and set up at the point of enrollment. We also directly enroll subscribers, provide equipment to them, and arrange for installation of the equipment through our inside sales channel. In this channel, we charge new subscribers at the point of enrollment for equipment, installation, and set up. Once subscribers have been enrolled under either channel, they contact us directly to activate programming.

         We offer a variety of incentives to our subscribers and to our distributors and dealers. Incentives to subscribers consist of free or discounted prices for our DIRECTV programming, equipment needed to access our DIRECTV programming, and installation of equipment that accesses our DIRECTV programming. We pay incentives directly to dealers and distributors in the form of equipment subsidies, installation subsidies, and commissions.

         We incur subscriber acquisition costs when we add new subscribers for our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statements of operations and comprehensive loss, are charged to expense when incurred. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statements of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statements of operations and comprehensive loss, are charged to expense when incurred.

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of our subscription plans for DIRECTV programming, we retain or take title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. We also have subscription plans for DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees, which are less than the contractual revenue over the commitment period. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss.

         Principal revenue of our direct broadcast satellite business is earned by providing DIRECTV programming on a subscription or on demand basis. Standard subscriptions are recognized as revenue monthly at the amount earned by us and billed based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. Revenue for on demand viewing is recognized at the amount billed in the month when the programming is viewed and earned. Fees that we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over our expected subscriber life of five years. Equipment used by our subscribers is an integral component of our service. Accordingly, amounts we charge for equipment sold and installations are deferred as unearned revenue and are recognized as revenue over our expected subscriber life. We do not recognize revenue for equipment, installations, and promotional programming provided free of charge.

         We believe that the accounting policies concerning subscriber acquisition costs and revenues discussed above are critical to our DBS business and our results of operations. Another accounting policy we consider to be critical to our DBS business is the way we account for patronage from the National Rural Telecommunications Cooperative ("NRTC") of which we are an affiliate. The NRTC bills its members and affiliates the costs incurred by the NRTC under its agreement with DirecTV, certain other costs incurred by the NRTC relating to associated direct broadcast satellite projects, and margin on the costs of providing direct broadcast satellite services pursuant to the NRTC member agreement for marketing and distribution of direct broadcast satellite services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution. Generally, each patron who does business with the NRTC receives an annual distribution. The amount of the distribution is based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue a receivable from the NRTC based on our best estimate of our share of the patronage distribution for that year, with an offsetting reduction to the expenses that we recorded for the payments we made to the NRTC during the year. The offsetting reduction can be significant. We adjust our accrual of the estimated patronage distribution in the year that the distribution is received and, accordingly, adjust the related expenses in and for the year the distribution is received. Based on past experience, we expect that a majority of the patronage distribution for 2001 to be made in 2002 will be tendered by the NRTC in the form of patronage capital certificates that represent equity interests in the NRTC. Also, we make significant estimates relating to the useful lives and recoverability of our long lived assets. At December 31, 2001, the net combined unamortized balance of our property and equipment and intangibles was $1.8 billion, of which $1.6 billion was for our direct broadcast satellite rights assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Adjustments to the useful lives of or impairment of the carrying amount of our direct broadcast satellite rights assets could be significant to the results of our operations. Refer to "Summary of Significant Accounting Policies" in the notes to consolidated financial statements elsewhere herein for a description of other accounting policies applicable to all of our businesses.

Results of Operations

Comparison of 2001 to 2000

         In this section, amounts and changes specified are for the year ended December 31, 2001 compared to the year ended December 31, 2000, unless indicated otherwise

         Direct Broadcast Satellite Business

         Revenues
         --------

         Revenues increased $256.1 million to $838.2 million. This increase was due to an increase in the number of subscribers and to a lesser extent higher average revenue per subscriber. The current year includes 12 months of the revenues of Golden Sky Holdings as well as 12 months of the revenues of the 19 entities that we acquired in 2000. The number of subscribers at December 31, 2001 was 1,519,000 compared to 1,403,000 at December 31, 2000, and the average number of subscribers during 2001 and 2000 was 1.5 million and 1.1 million, respectively. This increase was substantially due to internal growth. At December 31, 2001, we had exclusive DIRECTV distribution rights to approximately
7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to approximately 20.2% at December 31, 2001 from 18.9% at December 31, 2000. Average monthly revenue per subscriber was $47.86 and $44.80 for 2001 and 2000, respectively. The increase in 2001 was primarily due to the impact from the seamless consumer agreement in effect for 12 months in 2001 versus only three months in 2000 and the rate increase for our core packages effected in the fourth quarter 2001, partially offset by unfavorable buy rate trends in our pay per view and a la carte revenue categories and the unfavorable migration of subscribers to lower retail priced core packages. The seamless consumer agreement with DirecTV became effective in the fourth quarter 2000. This agreement gives us the right to provide our subscribers with additional DIRECTV audio and video programming distributed by DirecTV from certain frequencies and to retain a portion of the revenues associated with this programming. We believe that the unfavorable buy rate and migration trends were reflective of our subscribers' attempts to reduce demands on their disposable incomes in response to the effects on them of the general economic slow down within the United States. We have revenue enhancement initiatives underway to reverse or mitigate the decrease in pay per view and a la carte viewing and the shift to lower price programming packages. These enhancements include: (1) enrolling more subscribers to plans with minimum commitment periods, (2) subscriber evaluation techniques to better direct subscribers to suitable promotions and plans, and (3) refinement and expansion of our offers and promotions to consumers. We cannot make any assurances about the success of these initiatives.

         The number of subscribers we obtained through internal growth decreased in 2001 from 2000 in part due to the success we had in 2000 in converting former subscribers of the Primestar direct broadcast satellite system. Also, in 2001, competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve and the economic slow down decelerated our growth. We anticipate that we will continue to face competition from these other providers in 2002. Also in 2002, we anticipate that we will experience a significant reduction in the number of new subscribers we obtain from DirecTV's national retail chains. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV will be the result of efforts by DirecTV, already implemented in 2002, to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories. Our efforts to increase our new subscribers in 2002 and beyond will include: (1) the diversification of our sales and distribution channels,
(2) the alignment of channel economics more closely to expected quality and longevity of subscribers, (3) the establishment of direct relationships with large national retail chains that we do not presently have in our distribution channel, and (4) the refinement and expansion of our offers and promotions to consumers. Because of the number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are present.

         We have recently undertaken a review of the method by which we publicly report the number of our subscribers. Our publicly reported subscriber counts in the past have included a number of accounts whose service has been suspended for prolonged periods of time. Because we believe it would improve our public reporting and internal analyses, we are changing our method of reporting subscribers, beginning with the first quarter of 2002 so as to exclude these accounts. We estimate that if we had instituted this change at December 31, 2001, we would have reported approximately 1.4 million subscribers. This change would have had no effect on our 2001 consolidated financial statements if we had implemented it during 2001, and will have no effect on our future consolidated financial statements.

         In years prior to 2001, we had experienced large increases in our number of subscribers as a result of the numerous acquisitions we made in those years. In 2001, we acquired only one DIRECTV provider, which was not significant. We cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Operating Expenses
         ------------------

         Programming expenses increased $109.5 million to $362.2 million primarily due to the incremental expenses incurred in providing service to an increased subscriber base in place throughout 2001 compared to 2000. Our average number of subscribers increased in 2001 by 34.8%. Additionally, 2001 had the full effect of a 5-6% programming rate increase on our core programming packages implemented by the National Rural Telecommunications Cooperative in mid 2000.

         Other subscriber related expenses increased $69.6 million to $205.1 million. Other subscriber related expenses include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other costs that vary with changes in the number of subscribers. The increase is principally due to the incremental expenses incurred in serving the increased subscriber base in place throughout 2001 compared to 2000. Increased costs to service subscriber equipment and increased bad debt expense as a result of higher non-pay churn experience, also contributed to the increase. We also opened a new call center facility in 2001 that added additional personnel related and customer care costs.

         Promotions and incentives expensed increased $6.4 million to $38.1 million. Total promotions and incentives expensed and deferred or capitalized were $74.4 million and $43.9 million in 2001 and 2000, respectively. Total promotions and incentives incurred per new subscriber added in 2001 increased by approximately 80.0% from that in 2000. The increases were due to a combination of: (1) more subscribers enrolling in 2001 than in 2000 under subscription plans that had greater subsidies for our independent retail network associated with them than with our other subscription plans, (2) the longer amount of time in 2001 than in 2000 that our seamless marketing agreement with DirecTV was in effect, and (3) a shift in 2001 towards compensation plans under which we provided more subsidies and less commissions to our dealers. Under the seamless marketing agreement, we reimbursed DirecTV for, among other items, subsidies they incurred under their arrangements with national retail chains related to our subscribers they enrolled in our exclusive territories. We entered into this agreement in August 2000, and terminated it in July 2001. Promotions and incentives deferred or capitalized were $36.3 million and $12.2 million in 2001 and 2000, respectively. The increase in the amount deferred or capitalized was primarily due to a combination of: (1) an increase in 2001 in the number of subscribers enrolling in plans under which we were able to capitalize equipment provided to subscribers and (2) subscription plans in place in 2001 that were not in place in 2000 under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans. The increase in the number of subscribers enrolling in plans under which we could capitalize equipment was due to the greater availability of such plans in 2001 than in 2000 and the amount of time that such plans were in place in 2001 than in 2000.

         Advertising and selling expenses decreased $28.0 million to $104.7 million. Total advertising and selling costs expensed and deferred were $108.6 million and $132.7 million in 2001 and 2000, respectively. Total advertising and selling costs incurred per new subscriber added in 2001 decreased by 14.8% from that in 2000. The decreases were due to a combination of: (1) a lesser amount of new subscribers added through our independent retail network in 2001 than in 2000 resulting in less commission costs and (2) a shift in 2001 towards compensation plans under which we paid more subsidies and less commissions to our dealers. Advertising and selling costs deferred in 2001 were $3.9 million. No advertising and selling costs were deferred in 2000. Subscription plans under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans were in place in 2001 and not in 2000.

         General and administrative expenses increased $11.5 million to $36.1 million primarily due to the incremental internal support costs we incurred in providing service to our increased subscriber base. We had a larger average number of employees in 2001 than in 2000 with resultant higher employee related expenses. Also, in 2001 we opened up a new operations office for our direct broadcast satellite business that expanded our capabilities for that business with a resultant increase in related internal support costs.

         Subscriber acquisition costs expensed decreased $24.9 million to $145.1 million. Per new subscriber added, these expenses were $360 and $404 for 2001 and 2000, respectively. The decreases were principally due to the deferral and capitalization of costs of $40.2 million in 2001 compared to $12.2 million in 2000. The increase in the amount deferred or capitalized was primarily due to a combination of: (1) an increase in 2001 in the number of subscribers enrolling in plans under which we were able to capitalize equipment provided to subscribers and (2) subscription plans in place in 2001 that were not in place in 2000 under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans. The increase in the number of subscribers enrolling in plans under which we could capitalize equipment was due to the greater availability of such plans in 2001 than in 2000 and the amount of time that such plans were in place in 2001 than in 2000.

         Total subscriber acquisition costs expensed and capitalized or deferred were $185.3 million and $182.2 million for 2001 and 2000, respectively, or $459 and $433 per new subscriber added for 2001 and 2000, respectively. The increases were due to a combination of: (1) more subscribers enrolling in 2001 than in 2000 under subscription plans that provided greater commissions and subsidies to our independent retail network associated with them than with our other subscription plans and (2) the longer amount of time in 2001 than in 2000 that our seamless marketing agreement with DirecTV was in effect.

         Depreciation and amortization increased $72.1 million to $257.5 million principally due to the amortization of additional direct broadcast satellite rights assets we recorded in acquisitions we made in 2000 and the amortization of direct broadcast satellite rights assets of Golden Sky Holdings. Approximately $33.0 million of the increase was associated with amortization of the direct broadcast satellite rights assets of Golden Sky Holdings, which amounted to $1.0 billion.

         Revenues and Operating Expenses of the Broadcast Business

         Net revenues and net operating expenses of our broadcast business in 2001 were $32.5 million and $38.8 million, respectively, and in 2000 were $35.3 million and $37.1 million, respectively. The lower revenues in 2001 were principally the result of the general downturn in the United States' economy in 2001 that caused a reduction in television advertising dollars available to our business and other broadcasters generally. Indications are that the softness in advertising revenues will continue as long as the economy continues to slump. We cannot predict the further course of the economy and its impact on advertising revenues in general and specifically to us.

         Other Statement of Operations and Comprehensive Loss Items

         The increase in corporate expenses of $3.7 million to $13.9 million was due to the growth of our overall operations. Other operating expenses of $27.6 million include $21.2 million in expenses associated with our ongoing DirecTV litigation compared to $3.2 million expended on this litigation in 2000.

         Interest expense decreased $14.4 million to $65.6 million principally due to the amount of time that the 12-3/8% notes and 13-1/2% senior subordinated discount notes of subsidiaries of Golden Sky Holdings were outstanding during 2001 versus 2000. These notes were exchanged in May 2001 into like notes of Pegasus Satellite and then cancelled. Additionally, we incurred a lower aggregate amount of interest on our combined term loan and revolving credit facilities this year versus last year principally due to lower variable rates of interest on this debt available to us in 2001 than in 2000. The combined weighted average principal amount outstanding for term loans and revolving credit facilities for 2001 was $399.6 million compared to $309.7 million in 2000. However, the combined weighted average variable interest rate on this debt in 2001 was 7.84% compared to 10.49% in 2000, after factoring in the effect of our interest rate hedging instruments in each year. Short term interest rates in general declined throughout 2001 in response to the Federal Reserve's attempt to stimulate the sluggish economy by reducing interest rates. Such interest rate reductions in general meant continually declining market rates of interest were available to us on our variable rate debt in 2001 relative to the market rates of interest available to us for this debt in 2000.

         In the third quarter 2001, we determined that our sole investment in marketable securities had incurred an other than temporary decline in market value. Accordingly, we wrote down the cost basis in this investment to its then fair market value and charged earnings in the amount of $34.2 million for the impairment loss realized. In connection with this write down, we made a reclassification adjustment to other comprehensive income (loss) of $21.2 million, net of income taxes of $13.0 million, to remove all of the net unrealized losses on this investment that had been accumulated at the date of the write down.

         Other nonoperating expenses of $5.9 million included $4.2 million for losses on the decrease in the fair market values of our interest rate instruments. The benefit for income taxes on the loss from continuing operations increased $23.4 million to $115.5 million due to a greater amount of pretax loss in 2001 than in 2000.

         Premarketing cash flow of our direct broadcast satellite ("DBS") business was $237.1 million in 2001 compared to $174.9 million in 2000. DBS EBITDA was $92.0 million in 2001 compared to $4.9 million in 2000. DBS premarketing cash flow is calculated by taking the revenues of the DBS business and deducting programming expense (excluding promotional programming), other subscriber related expenses, and general and administrative expenses. DBS EBITDA is DBS premarketing cash flow less promotional programming, promotions and incentives, and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows. The increases in DBS premarketing cash flow and DBS EBITDA in each year are due to the increase in revenues generated by an increasing subscriber base in each year outpacing the increasing costs in servicing the larger subscriber base in each. The increase in 2001 compared to 2000 is additionally due to an increase of $28.0 million in the amount of subscriber acquisition costs deferred and capitalized in 2001 compared to 2000. The increase in the amount of subscriber acquisition costs deferred and capitalized is primarily due to a combination of: (1) an increase in 2001 in the number of subscribers enrolling in plans under which we were able to capitalize equipment provided to subscribers and (2) subscription plans in place in 2001 that were not in place in 2000 under which we were able to defer direct and incremental subscriber acquisition costs associated with the plans. The increase in the number of subscribers enrolling in plans under which we could capitalize equipment was due to the greater availability of such plans in 2001 than in 2000 and the amount of time that such plans were in place in 2001 than in 2000.

         Adjusted operating cash flow for the 12 months ended December 31, 2001 was $230.5 million. Adjusted operating cash flow is DBS operating cash flow for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow is income or loss from operations adjusted for depreciation, amortization, and other noncash items therein, and excludes subscriber acquisition costs and corporate expenses. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

         DBS premarketing cash flow, DBS EBITDA, and adjusted operating cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS premarketing cash flow, DBS EBITDA, and adjusted operating cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS premarketing cash flow, DBS EBITDA, and adjusted operating cash flow are important because people who follow our industry frequently use them as measures of financial performance and ability to pay debt service, and they are measures that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

         In 2001, net cash used by operating activities was $54.8 million, net cash used by investing activities was $53.7 million, and net cash provided by financing activities was $24.9 million.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is change in interest rates. Our primary exposure is variable rates of interest associated with borrowings under our revolving credit and term loan facilities. These rates of interest are based on prime and LIBOR, as appropriate, which vary in accordance with prevailing economic conditions. As required under the terms of our credit agreement, we entered into interest rate hedging instruments aggregating $140.0 million in notional amount. We did not enter into these instruments for trading or speculative purposes.

         The following tables summarize our market risks associated with debt and interest rate hedging instruments outstanding at December 31, 2001 and 2000. The tables display future cash flows for periodic payments and maturities of principal for debt. These cash flows reflect scheduled principal repayments and maturities for debt based on amounts outstanding at December 31, 2001 and 2000, respectively. The interest rate for each year in the table is based on the principal outstanding at the end of the year, after taking into effect any principal payments and maturities during the year. Because of their variable and unpredictable nature, the interest rates specified for variable rate debt for each year are based on the actual aggregate weighted average rate in effect at December 31, 2001 and 2000, respectively, adjusted for the weighted effect of payments and maturities that occur in each year. With respect to our interest rate swap instruments, we pay fixed interest and receive variable interest, and the rates specified are based on the contracted fixed interest rates that we pay. With respect to our cap instruments, we receive variable interest when the applicable rates exceed the cap rates, and the rates specified are based on the contracted cap rates. Notional amounts for our swaps and caps are presented in the period that the related contracts expire. The notional amounts of the swaps and caps are used to measure interest to be paid or received. We do not pay any cash with respect to the notional amounts when they expire. The fair value of our fixed rate debt that is publicly held was determined based on the quoted market price. Fair values for variable rate debt were based on their principal amounts outstanding at December 31, 2001 and 2000, respectively, for the principal amounts are subject to short term variable rates of interest and the rates in effect at December 31, 2001 and 2000 approximate the market rates available at each date. Fair values of the swaps and caps were based on the estimated amounts to settle the contracts assuming they were terminated at December 31, 2001 and 2000, respectively.

Market Risks at December 31, 2001  (dollars in thousands)
---------------------------------  ----------------------

                                                                                                                          Fair
                      2002            2003         2004           2005       2006      Thereafter          Total          Value
                      ----            ----         ----           ----       ----      ----------          -----          -----
Debt:
  Fixed rate         $5,865         $ 2,299      $    325       $ 85,200          -            -           $ 93,689      $ 94,964
  Average
  interest rate       12.30%          12.45%        12.48%             -          -            -                  -             -

Variable rate        $2,750         $29,417      $192,208       $127,875          -            -           $352,250      $352,250
  Average
  interest rate        5.62%           5.57%         5.44%             -          -            -                  -             -

Interest rate
swaps notional
amount                    -         $72,114             -              -          -            -            $72,114      $ (4,161)
Average
interest rate          7.19%           7.19%            -              -          -            -                  -             -

Interest rate
caps notional
amount                    -         $67,886             -              -          -            -            $67,886      $      1
Average
interest rate          9.00%           9.00%            -              -          -            -                  -             -

Market Risks at December 31, 2000  (dollars in thousands)
---------------------------------  ----------------------

                                                                                                                          Fair
                      2001            2002          2003          2004       2005      Thereafter          Total          Value
                      ----            ----         ----           ----       ----      ----------          -----          -----
Debt:
  Fixed rate         $8,041          $5,865       $ 1,849       $    300   $ 85,200     $388,100           $489,355      $417,312
  Average
  interest rate       12.66%          12.74%        12.77%         12.77%     12.94%       12.93%                 -             -

Variable rate        $2,750          $3,100       $ 4,009       $208,725   $163,416            -           $382,000      $382,000
  Average
  interest rate       10.16%          10.16%        10.16%         10.13%         -            -                  -             -

Interest rate
swaps notional
amount                    -               -       $72,114              -          -            -           $ 72,114      $ (1,554)
Average
interest rate          7.19%           7.19%         7.19%             -          -            -                  -             -

Interest rate
caps notional
amount                    -               -       $67,886              -          -            -           $ 67,886      $     14
Average
interest rate          9.00%           9.00%         9.00%             -          -            -                  -             -

         There was a marked decrease in interest rates on our variable rate debt in 2001 compared to 2000. Short term interest rates in general declined throughout 2001 in response to the Federal Reserve's attempt to stimulate the sluggish economy by reducing interest rates. Such interest rate reductions in general meant continually declining market rates of interest were available to us on our variable rate debt in 2001 relative to the market rates of interest available to us for this debt in 2000.

         The total amount of fixed rate debt outstanding at December 31, 2001 decreased from that at December 31, 2000 principally due to the notes of the Golden Sky Holdings subsidiaries that were exchanged into Pegasus Satellite's notes and then cancelled.

         We have two swap contracts, one with a notional amount of $35.0 million and the other with a notional amount of $37.1 million. The aggregate weighted average fixed rate of interest for these contracts was 7.19% in each year. Each contract is marked to the 6 month LIBOR rate in effect at the beginning of each 6 month resetting period. We have two interest rate caps, one with a notional amount of $33.9 million and the other with a notional amount of $34.0 million. The cap rate under each contract is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect at the beginning of each 6 month resetting period. As a result of market LIBOR rates available to us for the swaps being lower than the fixed rates we pay on the swaps, we paid net additional interest of approximately $1.0 million in each of 2001 and 2000 with respect to our interest rate instruments. The net effect of the interest rate instruments on our weighted average variable rates of interest was an increase of 21 basis points in 2001 and 30 basis points in 2000.

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

             (2)   Financial Statement Schedules                          Page
                                                                          ----


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3)   Exhibits

Exhibit Number  Description of Document
--------------  -----------------------

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

    10.12 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation (File No. 333-31080)).

    10.13 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

    10.14 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

    10.15+ Pegasus Restricted Stock Plan (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-05057)).

    10.16+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

    10.17 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated November 12, 1999).

    10.18 Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

    24.1*       Powers of Attorney (included in Signatures and Powers of
                Attorney).

-----------------
    *           Filed herewith.
    +           Indicates a management contract or compensatory plan.

(b)      Reports on Form 8-K.

         On October 17, 2001, Pegasus Media & Communications, Inc. filed a Current Report on Form 8-K dated October 12, 2001 reporting that Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., and DirecTV entered into a new agreement for a revised seamless consumer program. The new agreement preserves Pegasus Media's right to provide its customers with video services currently distributed by DirecTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of separate litigation among DirecTV, Pegasus Satellite Television and Golden Sky, as well as sports programming and local TV stations.

         On October 23, 2001, Pegasus Media & Communications, Inc. filed a Current Report on Form 8-K dated October 22, 2001, reporting that oral argument on a motion for summary judgment filed by DirecTV on July 2, 2001 in connection with its term claim was held on October 22, 2001. This claim contends that the length of the agreement between Pegasus Satellite, through its indirect subsidiaries, and the National Rural Telecommunications Cooperative is tied to the life of only one satellite, DBS-1. The court issued a written tentative ruling denying DirecTV's motion and took the motion under submission

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEGASUS MEDIA & COMMUNICATIONS, INC.



                                     By: /s/ Ted S. Lodge
                                         -------------------------------------
                                         Ted S. Lodge
                                         President and Chief Operating Officer


Date: April 9, 2002

                                POWER OF ATTORNEY

         The undersigned directors and officers of Pegasus Media & Communications, Inc. hereby appoint Marshall W. Pagon, Ted S. Lodge and Scott A. Blank or any of them individually, as attorney in fact and agent for the undersigned, with full power of substitution for, and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this report on Form 10-K, and exhibits to this report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable in connection with such matters, hereby ratifying and confirming all that each of said attorneys in fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                       Title                      Date
               ---------                       -----                      ----
By:  /s/ Marshall W. Pagon         Chairman of the Board and Chief     April 9, 2002
    -----------------------------  Executive Officer (Principal
     Marshall W. Pagon             Executive Officer)


By:  /s/ Jospeph W. Pooler, Jr.    Vice President--Finance and         April 9, 2002
    -----------------------------  Controller
     Joseph W. Pooler, Jr.         (Principal Financial and
                                   Accounting Officer)


By:  /s/ Ted S. Lodge              Director, President, Chief          April 9, 2002
   ------------------------------  Operating Officer and Counsel
     Ted S. Lodge


By:  /s/ Robert F. Benbow          Director                            April 9, 2002
    -----------------------------
     Robert F. Benbow


By:  /s/ Harry F. Hopper III       Director                            April 9, 2002
    -----------------------------
     Harry F. Hopper III


By:  /s/ James J. McEntee, III     Director                            April 9, 2002
    -----------------------------
     James J. McEntee, III


By:  /s/ Mary C. Metzger           Director                            April 9, 2002
    -----------------------------
     Mary C. Metzger


By:  /s/ William P. Phoenix        Director                            April 9, 2002
    -----------------------------
     William P. Phoenix


By:  /s/ Robert N. Verdecchio      Director                            April 9, 2002
    -----------------------------
     Robert N. Verdecchio

                                  Exhibit Index

Exhibit Number  Description of Document
--------------  -----------------------

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

     10.12 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation (File No. 333-31080)).

     10.13 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

     10.14 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

     10.15+ Pegasus Restricted Stock Plan (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-05057)).

     10.16+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

     10.17 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated November 12, 1999).

     10.18 Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

     24.1*      Powers of Attorney (included in Signatures and Powers of
                Attorney).

-----------------
     *          Filed herewith.
     +          Indicates a management contract or compensatory plan.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                             Page
                                                                                                             ----

Financial Statements:

Report of Independent Accountants............................................................................F-2

Cosolidated Balance Sheets as of December 31, 2001 and 2000..................................................F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2001, 2000, and 1999............................................................................F-4

Consolidated Statements of Stockholder's Equity for the years ended
December 31, 2001, 2000, and 1999............................................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000, and 1999............................................................................F-6

Notes to Consolidated Financial Statements...................................................................F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2001, 2000, and 1999............................................................................S-1

                        Report of Independent Accountants

To the Board of Directors and Investors of Pegasus Media & Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, PA
February 13, 2002

                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheet
                      (In thousands, except share amounts)

                                                                                                December 31,     December 31,
                                                                                                    2001             2000
                                                                                                ------------     -----------
                                                ASSETS
Current  assets:
     Cash and cash equivalents                                                                  $    99,710        $ 183,261
     Accounts receivable:
       Trade, less allowance for doubtful accounts of $5,961 and $3,303, respectively                32,139           40,285
       Other                                                                                         33,421           15,319
     Inventory                                                                                        5,415           14,823
     Deferred subscriber acquisition costs, net                                                      15,194                -
     Net advances to affiliates                                                                      33,805            4,279
     Prepaid expenses                                                                                11,070           20,784
     Other current assets                                                                             9,895            9,347
                                                                                                -----------      -----------
       Total current assets                                                                         240,649          288,098

Property and equipment, net                                                                          72,335           46,947
Intangible assets, net                                                                            1,708,133        1,943,630
Other noncurrent assets                                                                              52,730           54,527
                                                                                                -----------      -----------

     Total assets                                                                               $ 2,073,847      $ 2,333,202
                                                                                                ===========      ===========

                             LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long term debt                                                              $ 8,615      $    10,785
     Taxes payable                                                                                        -           29,620
     Accounts payable                                                                                 8,905            8,097
     Accrued interest                                                                                 5,956           18,006
     Accrued programming, fees, and commissions                                                     112,611          104,627
     Accrued expenses                                                                                29,058           30,103
     Other current liabilities                                                                        4,755            4,684
                                                                                                -----------      -----------
       Total current liabilities                                                                    169,900          205,922

Long term debt                                                                                      435,902          793,385
Deferred income taxes, net                                                                           73,329          184,362
Other noncurrent liabilities                                                                         46,796           40,198
                                                                                                -----------      -----------
      Total liabilities                                                                             725,927        1,223,867
                                                                                                -----------      -----------

Commitments and contingent liabilities (see Note 14)

Minority interest                                                                                     1,315              911

Common stockholder's equity:
     Class A common stock; $0.01 par value; 230,000 shares
       authorized; 161,500 issued and outstanding                                                         2                2
     Class B common stock; $0.01 par value; 20,000 shares
       authorized; 8,500 issued and outstanding                                                           -                -
     Additional paid in capital                                                                   1,805,974        1,379,602
     Accumulated deficit                                                                           (460,376)        (259,204)
     Accumulated other comprehensive income (loss), net of income tax
       expense (benefit) of $616 and $(7,340)                                                         1,005          (11,976)
                                                                                                -----------   --------------
       Total common stockholder's equity                                                          1,346,605        1,108,424
                                                                                                -----------   --------------

     Total liabilities and common stockholder's equity                                          $ 2,073,847      $ 2,333,202
                                                                                                ===========   ==============


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                                 Year Ended December 31,
                                                                                           2001            2000          1999
                                                                                        ---------        ---------     --------
Net revenues:
     DBS                                                                                $ 838,208        $ 582,075     $173,613
     Broadcast                                                                             32,509           35,343       36,257
                                                                                        ---------        ---------     --------
       Total net revenues                                                                 870,717          617,418      209,870

Operating expenses:
     DBS
        Programming                                                                       362,213          252,667       83,121
        Other subscriber related expenses                                                 205,120          135,513       38,678
                                                                                        ---------        ---------     --------
        Direct operating expenses (excluding depreciation and
          amortization shown below)                                                       567,333          388,180      121,799

        Promotions and incentives                                                          38,059           31,684       14,498
        Advertising and selling                                                           104,677          132,718       51,518
        General and administrative                                                         36,132           24,593        8,527
        Depreciation and amortization                                                     257,543          185,422       41,681

     Broadcast
        Programming                                                                        13,088           14,198       12,846
        Advertising and selling                                                             7,950            7,612        6,304
        General and administrative                                                         12,585           10,168        9,952
        Depreciation and amortization                                                       5,130            5,121        5,108

     Corporate expenses                                                                    13,892           10,194        4,380
     Corporate depreciation and amortization                                                   25               60          697
     Development costs                                                                        249              200            -
     Other operating expenses, net                                                         27,624            9,270        1,430
                                                                                        ---------        ---------     --------

       Loss from operations                                                              (213,570)        (202,002)     (68,870)

Interest expense                                                                          (65,558)         (79,969)     (17,510)
Interest income                                                                             3,513            3,540          299
Loss on impairment of marketable securities                                               (34,205)               -            -
Other nonoperating (expenses) income, net                                                  (5,901)             602            -
                                                                                        ---------        ---------     --------

     Loss before income taxes, discontinued operations, and extraordinary item           (315,721)        (277,829)     (86,081)

(Benefit) expense for income taxes                                                       (115,534)         (92,136)         100
                                                                                        ---------        ---------     --------

     Loss before discontinued operations and extraordinary item                          (200,187)        (185,693)     (86,181)

Discontinued operations:
     Income from discontinued operations of cable segment, net of income
       tax expense of $632 and $0, respectively                                                 -            1,031        2,128
     Gain on sale of discontinued operations, net of taxes of $28,000                           -           59,361            -
                                                                                        ---------        ---------     --------

     Loss before extraordinary item                                                      (200,187)        (125,301)     (84,053)

Extraordinary loss from extinguishments of debt, net of income tax benefit
     of $604 and $3,526, respectively                                                        (986)          (5,754)           -
                                                                                        ---------        ---------     --------

     Net loss                                                                            (201,173)        (131,055)     (84,053)

Other comprehensive income (loss):
     Unrealized loss on marketable securities, net of income tax benefit
        of $5,042 and $7,340, respectively                                                 (8,226)         (11,976)           -
     Reclassification adjustment for accumulated unrealized loss on marketable
        securities included in net loss, net of income tax benefit of $(12,998)            21,207                -            -
                                                                                        ---------        ---------     --------
     Net other comprehensive income (loss)                                                 12,981          (11,976)           -
                                                                                        ---------        ---------     --------

     Comprehensive loss                                                                 $(188,192)       $(143,031)    $(84,053)
                                                                                        =========        =========     ========


           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
             Consolidated Statements of Common Stockholder's Equity
                                 (In thousands)




                                                                                      Common Stock
                                                                       -------------------------------------------
                                                                             Class A               Class B
                                                                       -------------------------------------------     Additional
                                                                         Number      Par      Number       Par           Paid In
                                                                        of Shares   Value    of Shares    Value          Capital
                                                                       -------------------------------------------------------------
Balances at January 1, 1999, as previously reported                        162      $ 2           9       $ -             $ 314,011
Adjustment for prior year amounts associated with Pegasus
  Development Corporation                                                                                                   (11,600)
                                                                       -------------------------------------------------------------
Balances at January 1, 1999                                                162        2           9         -               302,411

Net loss
Contributions from Pegasus Satellite Communications                                                                         116,286
Distributions to Pegasus Satellite Communications                                                                           (51,408)
Adjustment for amounts previously included for Pegasus
  Development Corporation                                                                                                    (4,829)
                                                                       -------------------------------------------------------------
Balances at December 31, 1999                                              162        2           9         -               362,460

Net loss
Contributions from Pegasus Satellite Communications                                                                         878,664
Distributions to Pegasus Satellite Communications                                                                          (296,054)
Adjustment for amounts previously included for Pegasus
  Development Corporation                                                                                                  (203,530)
Adjustment to include amounts associated with Golden
  Sky Holdings                                                                                                              638,061
Unrealized loss on marketable securities, net of tax benefit of $7,340
                                                                       -------------------------------------------------------------
Balances at December 31, 2000                                              162        2           9         -             1,379,601

Net loss
Contributions from Pegasus Satellite Communications                                                                         470,596
Distributions to Pegasus Satellite Communications                                                                           (44,223)
Unrealized loss on marketable securities, net of tax benefit of $5,042
Reclassification adjustment for accumulated unrealized loss
  on marketable securities included in net loss, net of income tax benefit of $12,998
                                                                       -------------------------------------------------------------
Balances at December 31, 2001                                              162      $ 2           9       $ -           $ 1,805,974
                                                                       =============================================================

                                                                                         Accumulated
                                                                                           Other           Total Common
                                                                        Accumulated    Comprehensive       Stockholder's
                                                                          Deficit      Income (Loss)     Equity (Deficit)
                                                                      -------------------------------------------------
Balances at January 1, 1999, as previously reported                   $ (51,844)            $ -           $ 262,169
Adjustment for prior year amounts associated with Pegasus
  Development Corporation                                                 7,749
                                                                      -------------------------------------------------
Balances at January 1, 1999                                             (44,095)              -             258,318

Net loss                                                                (84,521)                            (84,521)
Contributions from Pegasus Satellite Communications                                                         116,286
Distributions to Pegasus Satellite Communications                                                           (51,408)
Adjustment for amounts previously included for Pegasus
  Development Corporation                                                   468                              (4,361)
                                                                      -------------------------------------------------
Balances at December 31, 1999                                          (128,148)              -             234,314

Net loss                                                                (58,704)                            (58,704)
Contributions from Pegasus Satellite Communications                                                         878,664
Distributions to Pegasus Satellite Communications                                                          (296,054)
Adjustment for amounts previously included for Pegasus
  Development Corporation                                                 5,032                            (198,498)
Adjustment to include amounts associated with Golden
  Sky Holdings                                                          (77,383)                            560,678
Unrealized loss on marketable securities, net of tax benefit
  of $7,340                                                                             (11,976)            (11,976)
                                                                      -------------------------------------------------
Balances at December 31, 2000                                          (259,203)        (11,976)          1,108,424

Net loss                                                               (201,173)                           (201,173)
Contributions from Pegasus Satellite Communications                                                         470,596
Distributions to Pegasus Satellite Communications                                                           (44,223)
Unrealized loss on marketable securities, net of tax benefit
  of $5,042                                                                              (8,226)             (8,226)
Reclassification adjustment for accumulated unrealized loss
  on marketable securities included in net loss, net of income                                                    -
  tax benefit of $12,998                                                                 21,207              21,207
                                                                      -------------------------------------------------
Balances at December 31, 2001                                         $(460,376)        $ 1,005         $ 1,346,605
                                                                      =================================================





   See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                                  Year Ended December 31,
                                                                                         2001            2000                1999
                                                                                     ----------       ----------          ----------
Cash flows from operating activities:
     Net loss                                                                        $ (201,173)      $ (131,055)        $(84,053)
     Adjustments to reconcile net loss to net cash used for operating activities:
       Extraordinary loss on extinquishment of debt                                       1,590            9,280                -
       Depreciation and amortization                                                    267,744          200,986           58,155
       Amortization of debt discount and deferred financing fees                         10,886           15,651              398
       Noncash incentive compensation                                                     1,929            5,779            1,495
       Loss on disposal of assets                                                         2,784              902              424
       Loss on derivative instruments                                                     4,160                -                -
       Gain on sale of cable operations                                                       -          (87,361)               -
       Bad debt expense                                                                  36,456           14,531            5,122
       Deferred income taxes                                                           (115,385)         (96,700)               -
       Loss on impairment of securities                                                  34,205                -                -
       Other                                                                              1,525             (858)          (3,777)
       Change in current assets and liabilities:
          Accounts receivable                                                           (63,949)         (39,194)         (12,856)
          Inventory                                                                       9,408           (3,627)          (4,641)
          Deferred subscriber acquisition costs                                         (19,421)               -                -
          Prepaid expenses                                                                9,714          (17,276)          (2,666)
          Other current assets                                                             (657)               -                -
          Taxes payable                                                                 (29,620)          29,620              100
          Accounts payable and accrued expenses                                           7,045           45,421           15,748
          Accrued interest                                                              (12,050)           5,210               64
                                                                                     ----------       ----------         --------
     Net cash used for operating activities                                             (54,809)         (48,691)         (26,487)
                                                                                     ----------       ----------         --------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                    (889)        (131,572)        (106,902)
     Cash acquired in merger with affiliate                                                   -            3,241                -
     Merger costs allocated to DBS rights assets                                              -           (9,202)               -
     DBS equipment capitalized                                                          (20,830)         (12,209)               -
     Other capital expenditures                                                         (19,682)         (18,548)         (12,248)
     Purchases of intangible assets                                                      (7,638)         (15,795)          (4,098)
     Payments for programming rights                                                     (4,629)          (4,444)          (3,452)
     Proceeds from sale of cable operations                                                   -          166,937                -
     Other                                                                                    -             (500)               -
                                                                                     ----------       ----------         --------
     Net cash used for investing activities                                             (53,668)         (22,092)        (126,700)
                                                                                     ----------       ----------         --------

Cash flows from financing activities:
     Repayments of long term debt                                                        (7,485)         (24,986)         (10,260)
     Net (repayments) borrowings on bank credit facilities                              (29,750)         125,800          115,000
     Advances to affiliates, net of advances from same                                  (41,414)          (6,799)         (11,128)
     Changes in restricted cash, net of cash acquired                                     2,009            7,881            1,000
     Debt financing costs                                                                (2,791)          (8,380)             (68)
     Contributions from Pegasus Satellite Communications, net of distributions
       to same                                                                          104,552          140,009           57,551
     Other                                                                                 (195)            (816)            (126)
                                                                                     ----------       ----------         --------
     Net cash provided by financing activities                                           24,926          232,709          151,969
                                                                                     ----------       ----------         --------

Net (decrease) increase in cash and cash equivalents                                    (83,551)         161,926           (1,218)
Cash and cash equivalents, beginning of year                                            183,261           21,335           22,553
                                                                                     ----------       ----------         --------
Cash and cash equivalents, end of period                                             $   99,710       $  183,261         $ 21,335
                                                                                     ==========       ==========         ========

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company

General

         Pegasus Media & Communications, Inc. ("PM&C", and together with its subsidiaries, the "Company") is a direct subsidiary of Pegasus Satellite Communications, Inc. ("Pegasus Satellite"), which is a direct subsidiary of Pegasus Communications Corporation ("Pegasus Communications"). PM&C's significant operating subsidiaries are Pegasus Satellite Television, Inc. ("PST") and Pegasus Broadcast Television, Inc. ("PBT"). PST provides multichannel direct broadcast satellite ("DBS") services as an independent provider of DIRECTV(R) ("DIRECTV") audio and video programming in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DirecTV, Inc. ("DirecTV"). Pegasus Broadcast Television owns and/or programs broadcast television ("Broadcast") stations affiliated with the Fox Broadcasting Company, United Paramount Network and The WB Television Network. In June 2001, Pegasus Satellite contributed all of the capital stock of Golden Sky Holdings, Inc. ("GSH") to a subsidiary of PM&C. Golden Sky Systems, Inc. ("GSS") and Golden Sky DBS, Inc. ("GSDBS") are subsidiaries of GSH. GSH was acquired by Pegasus Satellite in May 2000. GSH, through its subsidiaries, provides direct broadcast satellite services. At the date of contribution, GSH had approximately 405,000 subscribers. Revenues for GSH for 2001 through the date of contribution were $114.3 million, and $187.6 million for the year ended December 31, 2000. The amount of Pegasus Satellite's investment in GSH contributed to PM&C at June 30, 2001 was $742.2 million.

Significant Risks and Uncertainties

         The Company has a history of losses principally due to the substantial amounts incurred for subscriber acquisition costs, interest expense, and noncash depreciation and amortization. The Company expects that these amounts will continue to be substantial. As a result, the Company does not expect to have net income for the foreseeable future.

         Both Pegasus Communications' and Pegasus Satellite's principal operations are held by the Company and each primarily rely on the Company as a source of cash in meeting debt and preferred stock obligations associated with each. Using cash for these payments reduces the availability of funds for working capital, capital expenditures, and other activities for the Company, and limits the Company's flexibility in planning for, or reacting to, changes in its business and the industries in which it operates. The Company's ability to fund its operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of Pegasus Communications and Pegasus Satellite will depend on its ability to generate cash in the future. The Company's ability to generate cash will depend upon the success of its business strategy, prevailing economic conditions, regulatory risks, its ability to integrate acquired assets successfully into its operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business, and other factors that are beyond the Company's control. The Company cannot assure that its business will generate sufficient cash flow from operations or that alternative financing will be available to it in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company.

Reliance on DirecTV, Inc.

         The Company's principal business is its DBS business which is derived from providing audio and video programming as an independent DIRECTV provider. For 2001, 2000, and 1999, revenues for this business were 96%, 94%, and 83%, respectively, of total consolidated revenues in each respective year, and operating expenses for this business were 93%, 93%, and 85%, respectively, of total consolidated operating expenses in each respective year. Total assets of the DBS business were 97% and 96% of total consolidated assets at December 31, 2001 and 2000, respectively. Because the Company is a distributor of DIRECTV, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Currently, the Company is in litigation against DirecTV (see Note 14). Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, and EchoStar Communications Corporation, which owns the only other nationally branded direct broadcast satellite programming service in the United States, have agreed to merge. At this time, the Company is unable to predict the effect of its litigation with DirecTV

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the merger of EchoStar Communications and Hughes Electronics, should it occur, on the Company's financial position, results of operations, cash flows, and future operations.

Overview of the DBS Sales and Distribution Channels

         The primary means to obtain subscribers is through an independent retail network channel. To a lesser extent, subscribers are obtained through the Company's inside sales channel. In both channels, the Company creates and launches the promotions for its DIRECTV programming, equipment, and installations. In addition, the Company specifies the retail prices for its DIRECTV programming and establishes the suggested retail prices at which dealers sell or provide and install equipment. The Company also obtains subscribers to its DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DirecTV.

         The Company's independent retail network consists of dealer and distributor relationships. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access the Company's DIRECTV programming. Distributors sell this equipment to dealers who in turn provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to the Company's DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Dealers directly charge new subscribers for equipment, installation, and set up at the point of enrollment. The Company also directly enrolls subscribers, provides equipment to them, and arranges for installation of the equipment through its inside sales channel. In this channel, the Company charges new subscribers at the point of enrollment for equipment, installation, and set up. The amounts charged are deferred as unearned revenues and are recognized as revenues over the Company's expected life of subscribers of five years. Once subscribers have been enrolled under either channel, they contact the Company directly to activate programming.

         The Company offers a variety of incentives to its subscribers and to its distributors and dealers. Incentives to subscribers consist of free or discounted prices for its DIRECTV programming, equipment needed to access its DIRECTV programming, and installation of equipment that accesses its DIRECTV programming. The Company pays incentives directly to dealers and distributors in the form of equipment subsidies, installation subsidies, and commissions.

         Subscriber acquisition costs are incurred when the Company adds new subscribers to its DIRECTV programming and Internet service. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statement of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statement of operations and comprehensive loss, are charged to expense when incurred.

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of its subscription plans for DIRECTV programming, the Company retains or takes title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. The Company also has subscription plans for its DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees, which are less than the contractual revenue over the commitment period. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss.

         Refer to the following "Summary of Significant Accounting Policies" for a description of the Company's accounting policies with respect to the significant matters described above.

2.       Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements include the accounts of PM&C and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The Company has an investment in another entity in which it does not have a significant or controlling interest and, accordingly, this investment is accounted for under the cost method. Since PM&C's common stock is wholly owned by its parent company, computations of per common share amounts are not required nor presented. Certain prior year amounts have been reclassified for comparative purposes.

          For financial reporting purposes, the financial statements of GSH have been combined with those of the Company on an "as if pooled" basis for all periods presented in this report from the date that GSH was acquired by PSC. As a result, prior year amounts have been adjusted from that previously reported to include amounts of GSH.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         Through December 31, 2000, the Company's financial statements were presented on a combined basis with Pegasus Development Corporation ("PDC"). PDC, a subsidiary of Pegasus Communications, had provided capital for various satellite initiatives that were integral to the Company's DBS operations for periods prior to those presented in this report. PDC's financial position, results of operations, and cash flows no longer impact those of the Company and beginning in 2001 the financial statements of PDC were not combined with those of the Company. For comparative purposes, financial information contained in this report for periods prior to 2001 has been adjusted from that previously reported to exclude amounts associated with PDC.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to useful lives and recoverability of the Company's long lived assets, including investments the Company has in other entities, intangible assets, valuation allowances associated with deferred income tax assets, average subscriber life associated with recognition of unearned revenues, amounts associated with barter transactions, NRTC patronage, allowance for doubtful accounts, and litigation contingencies.

Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

NRTC Patronage Capital Distributions

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which is a tax exempt organization that operates on a nonprofit basis. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Throughout each year, the NRTC bills its members and affiliates the costs incurred by the NRTC under its agreement with DirecTV, certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to the Company is programming related to the DIRECTV programming the Company provides. The Company records as expenses the amounts it pays to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, the Company accrues a receivable from the NRTC based on its best estimate of its share of the patronage distribution for that year, with an offsetting reduction to the expenses that were recorded by the Company for the payments made to the NRTC during the year. The Company adjusts its accrual of the estimated patronage distribution in the year that the distribution is received and, accordingly, adjusts the related expenses in and for the year the distribution is received. At December 31, 2001 and 2000, the Company had accrued in accounts receivable - other $31.0 million and $13.3 million, respectively, for its estimate of its share of patronage for the respective years. Based on past experience, the Company expects that a majority of the patronage capital distribution for 2001 to be made in 2002 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2001 and 2000, the Company's investment in the NRTC, which is included in other noncurrent assets on the balance sheet, was $28.6 million and $11.1 million, respectively. The Company has no commitments to fund the NRTC's operations or acquire additional equity interests in the NRTC.

Inventory

         Inventory consists of equipment that enables access to the Company's DIRECTV programming and supplies used in the installation of equipment. Equipment is purchased from manufacturers in a completed state ready for its intended use. Such equipment primarily consists of antennas that receive satellite signals and receivers that decode signals to permit access to the Company's DIRECTV programming and that also permit communications to authorize on demand viewing of certain programming. Inventory is stated at the lower of cost or market on a first in, first out basis.

         Equipment that the Company delivers to subscribers is removed from inventory at its carrying amount and charged to subscriber acquisition costs when the equipment is delivered. Under certain of its subscription plans for DIRECTV programming, the Company retains title to equipment delivered to subscribers. In these cases, the inventory carrying amounts of this equipment are capitalized as fixed assets and the equipment is depreciated over its useful life of three years. Other inventory items are removed from inventory and charged to the appropriate expense when used.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Marketable Securities

         The Company has an investment in the common stock of another company. The Company acquired this common stock in one transaction. The Company considers this investment to be available for sale and it is carried at its fair market value based on the quoted market price of the common stock held. Accordingly, unrealized gain or loss for changes in the fair market value of the investment is recorded in common stockholder's equity as accumulated other comprehensive income or loss as appropriate, and is presented as other comprehensive gain or loss, as appropriate, on the statements of operations and comprehensive loss. The fair market value of this investment at December 31, 2001 was $4.9 million, which is included in other noncurrent assets on the balance sheet.

Property and Equipment

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. Depreciation is computed for financial reporting purposes using the straight line method based upon the estimated useful lives of the assets. DBS equipment delivered to subscribers that comes from the Company's inventory and to which the Company retains title is capitalized at its inventory carrying amount. DBS equipment delivered to subscribers by authorized dealers of the Company to which the Company takes title is capitalized at the amount of the subsidy paid by the Company for the equipment. The Company has a process in place to recover the equipment or the cost thereof from subscribers should they terminate their subscription.

Intangible Assets

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets is computed for financial reporting purposes using the straight line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or life of the related asset to which the improvement was made. Deferred subscriber acquisition costs are amortized over the length of time of the commitment period associated with the subscription plans under which these costs are deferred.

Long Lived Assets

         The Company's intangible and fixed assets are reviewed for impairment whenever events or circumstances provide evidence that suggest the carrying amounts may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value. The impairment, if any, would be measured as the excess of the carrying amount over the asset's fair value. To date, no such impairments have occurred.

Deferred Financing Costs

         Financing costs incurred in obtaining long term financing are deferred and amortized over the term of the related financing. The Company uses the straight line method to amortize these costs. Accumulated amortization was $7.8 million and $6.8 million at December 31, 2001 and 2000, respectively.

Broadcast Sale/Leaseback Transaction

         The Company retains a continuing involvement in Broadcast assets that had been sold and leased back. This sale/leaseback is accounted for under the financing method in which the Company continues to record and depreciate the related assets and recognizes a finance obligation representing a deferral of the gain on the sale that would have otherwise been recognized at the date of the sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. As a result of the amount of interest associated with the finance obligation relative to the amount of the lease payments,

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the payments have been, and are expected to continue to be, applied to interest expense. The accounting of the sale/leaseback transaction as a financing will continue until the Company's continuing involvement in the related assets ceases.

Derivative Financial Instruments

         Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company uses interest rate swap and cap agreements to reduce the impact of interest rate increases on its variable rate debt. The interest rate swaps involve the exchange of variable for fixed rate interest payments without the exchange or the payment of the underlying notional amounts. The effects of the swaps are recorded as adjustments to the Company's interest expense on an accrual basis. Under the interest rate caps, the Company receives interest from the other parties to the agreements when market interest rates specified in the cap agreements exceed the contracted interest cap rates. Premiums paid by the Company to enter into interest rate cap agreements are amortized to interest expense.

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of interest rate swaps and caps held by the Company are determined by the financial institutions that are party to the contracts. The fair values are measured by the amount that the Company or the other parties to the contracts would pay if the contracts were terminated at the measurement date. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in other nonoperating income or expense in the period of change. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was not significant.

Revenues

         Principal revenue of the DBS business is earned by providing the Company's DIRECTV programming on a subscription or on demand basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for on demand viewing is recognized at the amount billed in the month when the programming is viewed and earned. Fees that the Company charges new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the Company's expected subscriber life of five years. Amounts charged for DBS equipment rented is recognized as revenue monthly at the amount earned and billed during the month. Equipment used by subscribers for the Company's DIRECTV programming is an integral component of this service. Accordingly, amounts that the Company charges for equipment sold and installations are deferred as unearned revenue and are recognized as revenue over the Company's expected life for subscribers of five years. No revenue is recognized for equipment and installations provided free of charge.

         Principal revenue of the Broadcast business is earned by selling advertising airtime. This revenue is recognized when the advertising spots are aired.

Subscriber Acquisition Costs

         Subscriber acquisition costs are incurred when the Company adds new subscribers to its DIRECTV programming and Internet service. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers; equipment costs and related subsidies paid to distributors; installation costs and related subsidies paid to dealers; dealer commissions; advertising and marketing costs; and selling costs. Promotional programming costs, which are included in programming expense on the statements of operations and comprehensive loss, are charged to expense when incurred. Promotional programming amounted to $2.3 million, $5.6 million and $8.4 million in 2001, 2000, and 1999, respectively. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statements of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statements of operations and comprehensive loss, are charged to expense when incurred. Subscriber acquisition costs included in the accompanying consolidated statements of operations and comprehensive loss were $145.1 million, $170.0 million, and $74.5 million in 2001, 2000, and 1999, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Under certain of its subscription plans for DIRECTV programming, the Company retains or takes title to equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. Capitalized DBS equipment was $20.8 million and $12.2 million in 2001 and 2000, respectively. No DBS equipment was capitalized during 1999. The Company also has subscription plans for its DIRECTV programming that contain commitment periods and early termination fees for subscribers. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees, which are less than the contractual revenue over the commitment period. These costs are amortized over the period of the arrangement for which early termination fees apply and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statements of operations and comprehensive loss. Deferred subscriber acquisition costs amounted to $19.4 million in 2001. Amortization of deferred subscriber acquisition costs for the year ended December 31, 2001 was $4.2 million. No subscriber acquisition costs were deferred during 2000 or 1999.

         Total subscriber acquisition costs expensed, capitalized, and deferred were $185.3 million, $182.2 million, and $74.5 million in 2001, 2000, and 1999, respectively. Total advertising costs incurred were approximately $17.0 million, $21.9 million, and $8.7 million for 2001, 2000, and 1999, respectively.

Other Subscriber Related Expenses

         Other subscriber related expenses include infrastructure costs billed to the Company by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other expenses that vary with changes in the number of subscribers served. Franchise fees represent payments made to the NRTC in accordance with the NRTC member agreement for marketing and distribution of DBS services. The fees are calculated based on certain revenues earned by the Company.

Broadcast Barter Transactions

         The Company's Broadcast stations obtain programming for viewing from the networks they are affiliated with, as well as from independent producers and syndicators. Broadcast barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We do not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions are reported at the fair market value of the advertising time relinquished. Barter programming revenue and the related programming expense are recognized at the time that the advertisement airtime is broadcast. For 2001, 2000, and 1999, $6.6 million, $7.1 million, and $7.6 million, respectively, related to barter transactions were included in revenue and programming expense of other businesses in the statements of operations and comprehensive loss.

Deferred Income Taxes

         The Company accounts for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for deferred income taxes where it appears more likely than not that the Company will not be able to recover the deferred income tax asset.

Accretion on Notes Issued at a Discount

         Notes issued at a discount from their full face value were initially recorded at the amount of the discounted cash proceeds received. The difference between the carrying amount and the full face value of the notes is accreted to interest expense and to the carrying amount of the notes. The accretion is over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the notes will equal their full face value.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash, and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising the Company's subscriber and customer base and their dispersion across different businesses and geographic regions. At December 31, 2001 and 2000, the Company had no other significant concentrations of credit risk.

New Accounting Pronouncements

         SFAS No. 141 "Business Combinations" addresses financial accounting and reporting for business combinations. One of the principal requirements of this statement is that all business combinations initiated or for which the date of acquisition is after June 30, 2001 are to be accounted for using only the purchase method. The Company has not completed a business combination since June 30, 2001. Another principal provision of this statement requires companies to reassess the classification of carrying amounts for goodwill and intangible assets apart from goodwill recognized in acquisitions in which the acquisition date was before July 1, 2001 to determine their appropriate classification in accordance with the statement. For the Company, this provision became effective on January 1, 2002, and will be applied by the Company in the first quarter 2002. The Company has not yet finalized its assessment of the classification of the carrying amounts of goodwill and intangible assets apart from goodwill, but based on its preliminary assessment, the Company believes that there will be no material impact on it.

         SFAS No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting: 1) at the date of acquisition of goodwill and intangible assets apart from goodwill acquired other than in a business combination, and 2) all goodwill and intangible assets apart from goodwill subsequent to their acquisition. A principal requirement of this statement is to determine the useful lives of intangible assets and amortize or not amortize the intangible assets accordingly. Intangible assets apart from goodwill with finite lives are to be amortized over their useful lives to their residual value, if any, whereas goodwill and intangible assets apart from goodwill with indefinite lives are not to be amortized. Another principal requirement of this statement relates to impairment of goodwill and intangible assets apart from goodwill. Goodwill is to be separately stated from intangible assets apart from goodwill on the statement of financial position. This statement in its entirety became effective for the Company on January 1, 2002. Certain provisions of the statement were effective July 1, 2001, but did not significantly impact the Company because it has not acquired any goodwill or significant intangible assets apart from goodwill since July 1, 2001. Certain provisions of the statement are to be applied by the Company by the end of the first quarter 2002. Other provisions of this statement have transition periods that for the Company end June 30, 2002 and December 31, 2002, with retroactive application of the effects of the transition periods to the Company's first quarter 2002. The Company has not yet completed its analyses associated with the impacts of this statement, and does not have sufficient information at this time to determine whether or not the impacts will be material to its financial position or results of operations.

         SFAS No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is studying the provisions of this statement and has not yet determined the impacts, if any, that this statement may have on it.

         SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long lived assets. The provisions of this statement became effective for the Company on January 1, 2002. Many of the provisions of this statement are the same as or similar to provisions of previously existing accounting standards that this statement now supersedes. The Company has not yet finalized its analysis of this statement. However, based on its preliminary assessment of the statement and the belief that there are relatively no new requirements imposed by the statement from requirements previously in effect for the Company under prior accounting standards, the Company believes that there will be no material impact on it.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.       Property and Equipment

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2001 and 2000 (in thousands):


                                                                              2001              2000
                                                                            --------          --------
    Towers, antennas, and related equipment (7 to 20 years)................ $ 10,198         $   5,952
    Television broadcasting and production equipment (7 to 10 years).......   24,219            20,117
    Equipment, furniture, and fixtures (5 to 10 years).....................   27,987            22,054
    DBS equipment capitalized (3 years)....................................   33,039            12,209
    Building and improvements (40 years)...................................   17,207            15,356
    Land...................................................................      872             1,631
    Other..................................................................    2,184               812
                                                                            --------         ---------
                                                                             115,706            78,131
    Accumulated depreciation...............................................  (43,371)          (31,184)
                                                                            --------         ---------
    Net property and equipment............................................. $ 72,335         $  46,947
                                                                            ========         =========

         Total depreciation expense was $13.8 million, $9.8 million, and $6.2 million for 2001, 2000, and 1999, respectively. Depreciation expense associated with DBS equipment capitalized was $5.4 million for 2001 and $3.9 million for 2000. There was no DBS equipment capitalized in 1999.

4.       Intangibles

         Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                             2001           2000
                                                                          ----------     ----------
    DBS rights (10 years)..............................................   $2,259,231     $2,245,036
    Other (2 to 40 years) .............................................      130,443        127,681
                                                                          ----------     ----------
                                                                           2,389,674      2,372,717
    Accumulated amortization...........................................     (681,541)      (429,087)
                                                                          ----------     ----------
    Net intangible assets..............................................   $1,708,133     $1,943,630
                                                                          ==========     ==========

          Total amortization expense was $244.7 million, $186.5 million, and $48.3 million for 2001, 2000, and 1999, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       Long Term Debt

         Long term debts consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                                  2001               2000
                                                                                --------           --------
12-1/2% senior subordinated notes of Pegasus Media &
Communications due July 2005, interest payable semiannually on
January 1 and July 1, net of unamortized discount of $1.4 million
and $1.8 million at December 31, 2001 and 2000, respectively......              $ 83,578           $ 83,176

Senior five year term loan facility of Pegasus Media &
Communications, interest at the company's option at either the lender's base rate plus an applicable margin or LIBOR plus an
applicable margin.................................................               272,250            275,000

Senior five year revolving credit facility of Pegasus Media &
Communications, interest at the company's option at either the lender's base rate plus an applicable margin or LIBOR plus an
applicable margin.................................................                80,000             35,000

Senior seven year revolving credit facility of Golden Sky Systems.                     -             37,000

Senior seven year term loan facility of Golden Sky Systems........                     -             35,000

13-1/2% senior discount notes of Golden Sky DBS, net of
unamortized discount of $65.4 million.............................                     -            127,739

12-3/8% senior subordinated notes of Golden Sky Systems...........                     -            195,000

Other notes, due 2002 to 2005, stated interest up to 8%...........                 8,676             16,161

Capital leases and other..........................................                    13                 94
                                                                                --------           --------
                                                                                 444,517            804,170
Less current maturities...........................................                 8,615             10,785
                                                                                --------           --------
Long term debt....................................................              $435,902           $793,385
                                                                                ========           ========

Long Term Debt of Pegasus Media & Communications

         The 12-1/2% senior subordinated notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of Pegasus Media & Communications. The notes are general unsecured obligations that are subordinated to other senior indebtedness of the company such as, among other things, its credit agreement. Pegasus Media & Communications presently has the option to redeem the notes at prices specified in the indenture for these notes.

         Pegasus Media & Communications has a credit agreement that initially provided for a $225.0 million senior revolving credit facility that expires in October 2004 and a $275.0 million senior term loan facility that expires in April 2005. The agreement also contains an uncommitted facility that gives the company the option to seek $200.0 million in incremental term loans through June 30, 2002, as extended in 2001. Amounts borrowed under the agreement are collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries. The agreement contains certain financial covenants. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility that began on March 31, 2001. At December 31, 2001, the commitment was $202.5 million. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. Amounts repaid under the revolving facility may be reborrowed, subject to the available borrowing commitment. Availability under the revolving facility, net of outstanding stand by letters of credit of $63.2 million, was $59.1 million at December 31, 2001. Generally, letters of credit are not acted upon. Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility that began on March 31, 2001. Amounts repaid under the term loan facility may not be reborrowed. Margins on revolver base rates range from 1% to 2%, and margins on revolver LIBOR rates range from 2% to 3%, both of which are determined by the level of a ratio computation specified in the agreement. Margins on term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


letters of credit issued under the facility. The weighted average variable rates of interest, including applicable margins, on amounts outstanding at December 31, 2001 were approximately 6.25% for the revolving facility and 5.44% for the term facility. The weighted average variable rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were approximately 10.11% for the revolving facility and 10.19% for the term facility. The $80.0 million outstanding under the revolving credit facility at December 31, 2001 was repaid in January 2002.

         The indenture for the notes of Pegasus Media & Communications and Pegasus Media & Communications' credit agreement generally limit the ability of the company and its subsidiaries in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

         Aggregate commitment fees incurred by the Company under all credit facilities outstanding in the respective periods were $999,000 in 2001 and $1.6 million in 2000. Commitment fees were not significant in 1999.

         Scheduled maturities of long term debt at their stated maturity values, repayment of principal on capital lease obligations, and repayment of principal outstanding under term loans and revolving credit facilities for amounts outstanding at December 31, 2001 were $8.6 million in 2002, $31.7 million in 2003, $192.5 million in 2004, and $213.1 million in 2005.

Long Term Debt of GSS and GSDBS

         At the time that GSH was acquired by Pegasus Satellite, GSS had in place a credit agreement in which were outstanding amounts under term loan and revolving credit facilities. Additionally at the date of the GSH acquisition, GSS had outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 and GSDBS had outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007. In the second quarter 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of $986,000, net of an income tax benefit of $604,000. All letters of credit associated with the GSS revolving credit facility were cancelled and new letters of credit related to these cancelled letters of credit were subsequently issued pursuant to PM&C's revolving credit facility. Also in the second quarter 2001, all of the GSS and GSDBS notes were exchanged for identical notes of Pegasus Satellite. The GSS and GSDBS notes, with an aggregate carrying amount of $329.9 million at the date of the exchange, were cancelled and the aggregate balance of unamortized deferred financing costs associated with the notes of $9.5 million was transferred to Pegasus Satellite and associated with the newly issued notes of Pegasus Satellite. As a result of these exchanges, PM&C's additional paid in capital was increased by a net $320.4 million. Consent fees of $1.6 million incurred in the exchanges were recorded as deferred financing costs that were included in the amounts transferred to Pegasus Satellite.

6.       Leases

         The Company leases certain studios, towers, buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2010. Rent expense for 2001, 2000, and 1999 was $3.5 million, $2.5 million, and $1.1 million, respectively. At December 31, 2001, minimum lease payments on noncancellable operating leases were $3.0 million in 2002, $2.7 million in 2003, $2.6 million in 2004, $2.6 million in 2005, $2.1 million in 2006, and $1.4 million thereafter. At December 31, 2001, minimum lease payments associated with assets subject to sale/leaseback transactions were $806,000 in 2002, $838,000 in 2003, $872,000 in 2004, $907,000 in 2005, $943,000 in 2006, and $3.7 million thereafter. At
December 31, 2001, property and equipment subject to capital leases and related obligations were not significant.

7.       Other Operating Expenses

         Other operating expenses for 2001, 2000, and 1999 included expenses associated with the Company's litigation with DirecTV of $21.2 million, $3.2 million, and $9,000, respectively. See Note 14 for information concerning this litigation.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Loss on Impairment of Marketable Securities

         In the third quarter 2001, the Company determined that its sole investment in marketable securities, which are included in other noncurrent assets on the balance sheet, had incurred an other than temporary decline in market value. Accordingly, the Company wrote down the cost basis in this investment to its then fair market value and charged earnings in the amount of $34.2 million for the impairment loss realized. In connection with this write down, the Company made a reclassification adjustment to other comprehensive income (loss) of $21.2 million, net of income tax benefit of $13.0 million, to remove all of the net unrealized losses on this investment that had been accumulated at the date of the write down. The amount of the reclassification adjustment was based on specific identification of the cost of the common stock held, as all of the common stock held had been acquired in one transaction.

9.       Income Taxes

         Following is a summary of income taxes for 2001, 2000, and 1999 (in thousands):

                                                                                    2001               2000           1999
                                                                                ------------         ---------     -----------
State and local - current (benefit) expense..................                   $       (753)        $   1,670     $       100
                                                                                ------------         ---------     -----------
Federal - deferred:
   Benefits of net operating loss carryforwards..............                        (47,942)          (41,779)              -
   Other.....................................................                        (66,839)          (52,027)              -
                                                                                ------------         ---------     -----------
   Total federal deferred....................................                       (114,781)          (93,806)              -
                                                                                ------------         ---------     -----------
(Benefit) expense attributable to continuing operations......                       (115,534)          (92,136)            100
Income taxes associated with other items:
   Deferred expense for discontinued operations..............                              -               632               -
   Deferred benefit for extinguishment of debt...............                           (604)           (3,526)              -
   Deferred benefit for comprehensive income/loss............                         (5,042)           (7,340)              -
   Deferred benefit for comprehensive loss reversed when
    related unrealized loss was reclassed....................                         12,998                 -               -
                                                                                ------------         ---------     -----------
   Total income tax (benefit) expense recorded...............                   $   (108,182)        $(102,370)           $100
                                                                                ============         =========     ===========

         Following were the deferred income tax assets and liabilities at
December 31, 2001 and 2000 (in thousands):
                                                                                                          2001         2000
                                                                                                     ---------     -----------
Assets:
   Receivables...............................................................                        $   2,265     $     1,079
   Excess of tax basis over book basis in marketable securities..............                           25,745          20,073
   Excess of tax basis over book basis - other...............................                            1,581             218
   Loss carryforwards........................................................                          286,629         257,273
                                                                                                     ---------     -----------
       Total deferred tax assets.............................................                          316,220         278,643
                                                                                                     ---------     -----------
Liabilities:
   Excess of book basis over tax basis of property and equipment.............                           (4,899)         (3,310)
   Excess of book basis over tax basis of amortizable intangible assets......                         (382,385)       (458,616)
                                                                                                     ---------     -----------
       Total deferred tax liabilities........................................                         (387,284)       (461,926)
                                                                                                     ---------     -----------
Net deferred tax liabilities.................................................                        $ (71,064)    $  (183,283)
                                                                                                     =========     ===========

         At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of $754.3 million available to offset future taxable income that expire beginning 2002 through 2021.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         Following is a reconciliation of the federal statutory income tax rate to the Company's effective federal income tax rate attributable to continuing operations for 2001, 2000, and 1999:


                                                                   2001          2000              1999
                                                                 --------      --------          --------
        Statutory rate....................................        35.00%          35.00%            35.00%
        Valuation allowance...............................            -               -            (29.70)
        Other.............................................         1.44           (1.44)            (5.30)
                                                                 -------        -------           -------
        Effective tax rate................................        36.44%          33.56%                -%
                                                                 =======        =======           =======


10.      Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 2001, 2000, and 1999 (in thousands):

                                                                                2001          2000          1999
                                                                              --------      --------      --------
Contribution of the net assets of GSH by Pegasus Satellite.....................$742,166     $    -         $   -

Adjustment to additional paid in capital resulting from exchange of GSS and
GSDBS notes with, net of related unamortized deferred financing costs
transferred to, Pegasus Satellite...............................................320,390          -             -

Net unrealized gain (loss) on marketable securities, net of related
deferred taxes.................................................................. 12,981    (11,976)            -

Patronage capital distribution received......................................... 17,544     10,322           319

Marketable securities received in sale of tower assets..........................      -     37,516             -

Contribution of the net assets of Digital Television Services by Pegasus
Satellite.......................................................................      -    174,026             -

Contribution of capital stock issued by Pegasus Satellite in funding of
acquisitions....................................................................      -     78,115         1,364

Deferred taxes and related intangibles recognized in acquisitions...............      -     27,985            29

Notes payable issued and related acquisition of intangibles.....................      -        515         6,467

Transfer of broadcast licenses by Pegasus Satellite ............................      -     90,027             -

         For 2001, 2000, and 1999, the Company paid cash interest of $66.7 million, $59.3 million, and $17.5 million, respectively. The Company paid no federal income taxes in 2001, 2000, and 1999. The amount paid for state income taxes was less than $1.0 million in each of 2001, 2000, and 1999.

11.      Acquisitions

         In 1999, the Company acquired 15 independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $79.5 million, consisting of $64.6 million in cash, 25,000 shares of Pegasus Communications' Class A common stock valued at $550,000, warrants to purchase a total of 50,000 shares of Class A common stock valued at $814,000, $6.5 million in promissory notes, $6.7 million in accrued expenses, and $365,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for $42.1 million in cash. This system was sold in September 2000.

         During 2000, the Company completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $232.6 million consisted of cash of $131.6 million, 905,000 shares of Pegasus Communications' Class A common stock valued at $40.8 million, 22,500 shares of Pegasus Communications' Series D preferred stock valued at $22.5 million, 10,000 shares of Pegasus Communications' Series E preferred stock valued at $10.0 million, warrants to purchase 4,000 shares of Class A common stock valued at $192,000, a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $2.9 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On May 5, 2000, Pegasus Satellite acquired GSH in a transaction accounted for as a purchase. The total consideration for the acquisition was $1.2 billion. The merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million principally for GSH's cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million principally for the excess of the book basis over the income tax basis of the amount of DBS rights assets existing at the acquisition date. Of the total acquisition cost, $1.0 billion was allocated to the DBS rights assets, net of $94.1 million for the effect of Pegasus Satellite's consolidated deferred income tax valuation allowances no longer required in association with the merger.

         Minority interest at December 31, 2001 and 2000 represents a partnership interest in Golden Sky Systems.

12.      Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent the Company's cable operations. The Company completely exited the cable business with the sale of the Puerto Rico operations, as discussed below.

         In September 2000, the Company sold to a third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million in cash, and the net cash proceeds of the sale were $164.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. Net revenues from discontinued operations were $18.1 million and $21.2 million in 2000 and 1999, respectively.

13.      Financial Instruments

         The carrying and fair values of the Company's long term debt at December 31, 2001 and 2000 were as follows (in thousands):

                                                                      2001                         2000
                                                           ---------------------------- ---------------------------
                                                             Carrying        Fair         Carrying        Fair
                                                               Value         Value         Value         Value
                                                           ---------------------------- ------------- -------------
Long term debt (including current portion)...............    $444,517      $445,792      $804,170      $732,127


         The fair values of publicly held notes of $84.9 million and $333.9 million at December 31, 2001 and 2000, respectively, were determined based on quoted market prices for each individual security. The carrying value of amounts outstanding under the Company's revolving credit and term loan facilities aggregating $352.3 million and $382.0 million at December 31, 2001 and 2000, respectively, approximates fair value because the outstanding amounts are subject to short term variable rates of interest and the rates in effect at December 31, 2001 and 2000 approximate the market rates available at each date. The carrying values of other financial instruments included in the table equal or approximate their fair values and were not significant.

         The Company is party to interest rate swap and interest rate cap contracts to manage its interest rate exposure. These instruments were entered into as a condition of the Company's credit agreement. The principal object of these contracts is to minimize the risks and/or costs associated with the Company's variable rate debt incurred under the credit agreement. The notional amounts of the swaps and caps are used to measure interest to be paid or received. However, no cash is transferred with respect to the notional amounts. Net cash paid or received on the instruments is recognized as an adjustment to interest expense over the related market interest rate setting period. The parties to these swaps and caps are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these institutions, however, the Company does not anticipate their nonperformance.

         The Company has two interest rate swaps, each with a different financial institution. Both swaps terminate March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable rate of interest under both contracts is marked to the 6 month LIBOR rate in effect at the beginning of each 6 month resetting period. Under the interest rate swaps, variable interest is exchanged for fixed interest. The Company owes interest to the contracting institutions when the

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


specified market rate is below the contracted fixed rate and receives interest from them when the specified market rate is above the contracted fixed rate. The Company has two interest rate caps, each with a different financial institution. Both caps terminate March 2003. One contract has a notional amount of approximately $33.9 million and the other has a notional amount of $34.0 million. The cap rate under each contract is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect at the beginning of each 6 month resetting period. Under the interest rate caps, the Company receives interest from the contracting institutions when the specified market rate is above the cap rate. The Company adjusts the swaps and caps to fair values at each quarter. The aggregate fair value of the swaps and caps at December 31, 2001, estimated based on the amount that the Company would receive or pay to terminate the contracts on that date, was a liability of $4.2 million. As a result of market LIBOR rates available to the Company for the swaps being lower than the fixed rates it pays on the swaps, the Company paid net additional interest of approximately $1.0 million in each of 2001 and 2000 with respect to the interest rate instruments.

14.      Commitments and Contingent Liabilities

Legal Matters

         DirecTV Litigation
         ------------------

         National Rural Telecommunications Cooperative

         PST and GSS are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

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

         On July 22, 1999, DirecTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DirecTV 's contract with the NRTC. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the NRTC's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DirecTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the Company's agreements with the NRTC. If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. A trial date of December 2, 2002 has been set, although at this time it is not clear which of the lawsuits will be tried on that date.

         The NRTC and DirecTV have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgment motion relating to the claims.

         PST and GSS

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

         On December 10, 2000, the court rejected in its entirety DirecTV's motion to dismiss certain of the claims asserted by PST, GSS, and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DirecTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DirecTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DirecTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DirecTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001, and on June 4, 2001, PST, GSS, and the class filed a response denying DirecTV's counterclaims. On July 2, 2001, DirecTV filed under seal a summary judgment motion on its term claim, but the court denied the motion on October 31, 2001.

         On May 21, 2001, PST, GSS, and the class members moved to amend their complaints to add certain additional claims against DirecTV relating to, among other things, DirecTV's provision of advanced services. The court granted this motion on June 19, 2001. DirecTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DirecTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. DirecTV moved to remand the case back to state court but, on September 19, 2001, the court denied DirecTV's motion.

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuits, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Other Legal Matters
         -------------------

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these claims will not have a material adverse effect on the Company's consolidated operations, cash flows, or financial position.

Commitments

         Call Center Services
         --------------------

         The Company has an agreement with a provider of integrated marketing, information, and transaction services to provide customer relationship management services. The initial term of the agreement ends in December 2004, and is subject to automatic renewal for successive three year terms unless either party provides notice of termination. The fees that the Company must pay vary based on the types of service provided, performance criteria, and other costs incurred by the provider. The minimum annual fees that the Company must pay over the remaining initial term of this agreement are $20.3 million in each year 2002 through 2004. Expense recognized under this agreement was $27.9 million, $22.3 million, and $1.7 million 2001, 2000, and 1999, respectively.

         Communications Services
         -----------------------

         The Company has an agreement with a provider of telephone services that commenced in May 2000 and expires May 2003. The fees that the Company must pay vary based on usage type and volume. The Company must pay a minimum annual fee of $7.0 million over the term of the agreement. Expense recognized under this agreement was $9.2 million in 2001 and $6.3 million in 2000.

         Purchase Option
         ---------------

         In January 2002, the Company exercised its option to purchase for $10.7 million an office building it has been renting, and is in the process of negotiating the purchase agreement.

15.      Related Party Transactions

          The Company reimburses a subsidiary of Pegasus Satellite for corporate expenses services incurred by it on behalf of the Company relating to certain administrative and accounting services, billing, and programming. The amount of these expenses reimbursed and recorded by the Company as corporate expenses on the statement of operations and comprehensive loss was $13.9 million, $10.2 million, and $4.4 million for 2001, 2000, and 1999, respectively. Net advances to affiliates consist of the net amount due from, after reduction of amounts due to, Pegasus Communications, Pegasus Satellite, and subsidiaries of each that are not subsidiaries of the Company. Balances at December 31, 2001 and 2000 were $33.8 million and $4.3 million, respectively. The principal reason for the increase in the net advances to affiliates balance at December 31, 2001 is due to the transfer of intercompany payable balances among the Company's subsidiaries to a subsidiary of Pegasus Satellite.

16.      Industry Segments

         At December 31, 2001, the Company's only reportable segment was its DBS business. DBS provides multichannel digital broadcast satellite audio and video programming of DIRECTV service in rural areas of the United States on a subscription basis. Audio and video programming provided 93% of the total DBS revenues in each of 2001, 2000, and 1999. Performance of the DBS business is evaluated based on premarketing cash flow and EBITDA. Premarketing cash flow of the DBS business is DBS revenues less programming expense (excluding promotional programming), other subscriber related expenses, and general and administrative expenses. EBITDA of the DBS business is premarketing cash flow less promotional programming, promotions and incentives, and advertising and selling expenses. Premarketing cash flow and EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining the Company's operating performance or liquidity, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, the Company's calculation of EBITDA may not be comparable with that of others. Information on DBS' revenue and results of operations is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period reported. Capital expenditures for the DBS business were approximately $37.0 million, $19.1 million, and $3.6 million for 2001, 2000, and 1999, respectively. Capital expenditures for all other operations were $3.5 million, $11.7 million, and $8.6 million for 2001, 2000, and 1999, respectively. Identifiable total assets for DBS were $2.0 billion and $2.2 billion at December 31, 2001 and 2000, respectively. Identifiable total assets for all other operations were $56.7 million and $102.9 million at December 31, 2001 and 2000, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.      Quarterly Information (Unaudited)
         (in thousands)


                                                                         Quarter Ended
                                               March 31,          June 30,        September 30,    December 31,
                                                 2001                2001             2001            2001
                                                 ----                ----             ----            ----
Net revenues................................   $213,484           $215,165          $214,578         $227,490
Loss from operations .......................    (69,340)           (58,741)          (48,165)         (37,324)
Loss before extraordinary item..............    (61,112)           (49,007)          (56,911)         (33,157)
Net loss....................................    (61,112)           (49,993)          (56,911)         (33,157)

         In the quarter ended September 30, 2001, the Company recognized a loss on the impairment of marketable securities it held of $34.2 million.

                                                  March 31,          June 30,      September 30,     December 31,
                                                   2000                2000             2000            2000
                                                   ----                ----             ----            ----
Net revenues................................    $103,956            $143,644          $168,289        $201,529
Loss from operations........................     (21,625)            (38,849)          (71,146)        (70,382)
Loss before extraordinary item..............     (22,742)            (35,735)             (701)        (66,123)
Net loss....................................     (28,496)            (35,735)             (701)        (66,123)

         The quarter ended March 31, 2001 has been adjusted from that previously reported to include amounts for GSH on an "as if pooling" basis in connection with the contribution of GSH by Pegasus Satellite to the Company in June 2001. In the quarter ended September 30, 2000, the Company recognized a gain of $59.4 million, net of applicable taxes of $28.0 million, on the sale of its Puerto Rico cable operations.

18.      Subsidiary Guarantors

          PM&C's 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, including GSH and its subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Finance Corporation 2000, Pegasus Satellite Finance Corporation, Pegasus Satellite Development Corporation, and South Plains DBS L.P., all of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Nonguarantor Subsidiaries"). PM&C believes separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, PM&C is providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors (continued)

Condensed Consolidating Balance Sheets
(In thousands)
As of December 31, 2001

                                                        Guarantor     Nonguarantor                   Adjustments/
                                                      Subsidiaries    Subsidiaries        PM&C       Eliminations       Consolidated
                                                      ------------------------------------------------------------------------------
Assets:
 Cash and cash equivalents                            $    99,710                                                       $    99,710
 Accounts receivable, net                                  65,560                                                            65,560
 Other current assets                                      70,972                   $     4,407                              75,379
                                                      ------------------------------------------------------------------------------
   Total current assets                                   236,242            -            4,407               -             240,649

 Property and equipment, net                               72,335                                                            72,335
 Intangible assets, net                                 1,708,008                           125                           1,708,133
 Other noncurrent assets                                   45,056                         7,674                              52,730
 Investment in subsidiaries and affiliates                           $ 287,435        2,423,599    $ (2,711,034)
                                                      ------------------------------------------------------------------------------
  Total assets                                        $ 2,061,641    $ 287,435      $ 2,435,805    $ (2,711,034)        $ 2,073,847
                                                      =============================================================================

Liabilities and common stockholder's equity:
Current portion of long term debt                     $     5,865                   $     2,750                             $ 8,615
Accounts payable                                            8,905                                                             8,905
Other current liabilities                                 145,482                         6,898                             152,380
                                                      ------------------------------------------------------------------------------
  Total current liabilities                               160,252            -            9,648               -             169,900

Long term debt                                              2,824                       433,078                             435,902
Other noncurrent liabilities                              101,144    $ (58,508)          77,489                             120,125
                                                      ------------------------------------------------------------------------------
 Total liabilities                                        264,220      (58,508)         520,215               -             725,927
Minority interest                                           1,315                                                             1,315
Total common stockholder's equity                       1,796,106      345,943        1,915,590      (2,711,034)          1,346,605
                                                      ------------------------------------------------------------------------------
  Total liabilities and common stockholder's equity   $ 2,061,641    $ 287,435      $ 2,435,805    $ (2,711,034)        $ 2,073,847
                                                      =============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors (continued)

Condensed Consolidating Balance Sheets
(In thousands)
As of December 31, 2000

                                                        Guarantor       Nonguarantor                      Adjustments/
                                                      Subsidiaries      Subsidiaries         PM&C         Eliminations  Consolidated
                                                      ------------------------------------------------------------------------------
Assets:
 Cash and cash equivalents                              $    76,982                    $   106,279                       $   183,261
 Accounts receivable, net                                    55,604                                                           55,604
 Other current assets                                        43,802                          5,431                            49,233
                                                      ------------------------------------------------------------------------------
  Total current assets                                      176,388              -         111,710                 -         288,098

 Property and equipment, net                                 46,947                                                           46,947
 Intangible assets, net                                   1,943,717                            (87)                        1,943,630
 Other noncurrent assets                                     45,616                          8,911                            54,527
 Investment in subsidiaries and affiliates                                 266,042       2,544,011      $ (2,810,053)
                                                      ------------------------------------------------------------------------------
  Total assets                                          $ 2,212,668      $ 266,042     $ 2,664,545      $ (2,810,053)    $ 2,333,202
                                                      ==============================================================================

Liabilities and common stockholder's equity:
Current portion of long term debt                           $ 8,035                         $2,750                          $ 10,785
Accounts payable                                              8,097                              -                             8,097
Other current liabilities                                   151,296                    $    35,744                           187,040
                                                      ------------------------------------------------------------------------------
  Total current liabilities                                 167,428              -          38,494                 -         205,922

Long term debt                                              400,209                        393,176                           793,385
Other noncurrent liabilities                                 74,977      $ (34,779)        184,362                           224,560
                                                      ------------------------------------------------------------------------------
 Total liabilities                                          642,614        (34,779)        616,032                 -       1,223,867
Minority interest                                               911                                                              911
Total common stockholder's equity                         1,569,143        300,821       2,048,513        (2,810,053)      1,108,424
                                                      ------------------------------------------------------------------------------
  Total liabilities and common stockholder's equity     $ 2,212,668      $ 266,042     $ 2,664,545      $ (2,810,053)    $ 2,333,202
                                                      ==============================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)
For the Year ended December 31, 2001

                                                          Guarantor       Nonguarantor                 Adjustments/
                                                         Subsidiaries     Subsidiaries       PM&C      Eliminations   Consolidated
                                                         --------------------------------------------------------------------------
Total net revenues                                         $  857,970         $ 54,785                    $ (42,038)    $  870,717
Total operating expenses                                    1,005,568          120,660       $     97       (42,038)     1,084,287
                                                         --------------------------------------------------------------------------
  Loss from operations                                       (147,598)         (65,875)           (97)            -       (213,570)
Interest expense                                              (22,749)               -        (42,809)                     (65,558)
Other                                                         (34,615)               -         (1,978)                     (36,593)
                                                         --------------------------------------------------------------------------
  Loss before income taxes and exraordinary item             (204,962)         (65,875)       (44,884)            -       (315,721)
Income taxes                                                     (753)                       (114,781)                    (115,534)
                                                         --------------------------------------------------------------------------
  Income (loss) before extraordinary item                    (204,209)         (65,875)        69,897             -       (200,187)
Extraordinary loss from extinguishment of debt, net of
    income taxes                                                 (986)                              -                         (986)
                                                         --------------------------------------------------------------------------
  Net income (loss)                                          (205,195)         (65,875)        69,897             -       (201,173)
Other comprehensive income, net                                25,979                         (12,998)                      12,981
                                                         --------------------------------------------------------------------------
  Comprehensive income (loss)                              $ (179,216)       $ (65,875)      $ 56,899     $       -     $ (188,192)
                                                         ==========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)
For the Year ended December 31, 2000

                                                            Guarantor       Nonguarantor                 Adjustments/
                                                           Subsidiaries     Subsidiaries      PM&C       Eliminations  Consolidated
                                                           -------------------------------------------------------------------------
Total net revenues                                           $ 610,305       $   35,544                    $ (28,431)     $ 617,418
Total operating expenses                                       701,897          145,864      $     90        (28,431)       819,420
                                                           -------------------------------------------------------------------------
  Loss from operations                                         (91,592)        (110,320)          (90)             -       (202,002)
Interest expense                                               (36,302)                       (43,667)                      (79,969)
Other                                                            1,564                          2,578                         4,142
                                                           -------------------------------------------------------------------------
  Loss before income taxes, discontinued operations, and
      extraordinary item                                      (126,330)        (110,320)      (41,179)             -       (277,829)
Income taxes                                                     1,670                        (93,806)                      (92,136)
                                                           -------------------------------------------------------------------------
  Income (loss) before discontinued operations and
     extraordinary item                                       (128,000)        (110,320)       52,627              -       (185,693)
Discontinued operations, net of income taxes                    61,056              (32)         (632)                       60,392
                                                           -------------------------------------------------------------------------
  Income (loss) before extraordinary item                      (66,944)        (110,352)       51,995              -       (125,301)
Extraordinary loss from extinguishments of debt, net of
   income taxes                                                 (9,280)                         3,526                        (5,754)
                                                           -------------------------------------------------------------------------
  Net income (loss)                                            (76,224)        (110,352)       55,521              -       (131,055)
Other comprehensive loss, net                                  (19,316)                         7,340                       (11,976)
                                                           -------------------------------------------------------------------------
  Comprehensive income (loss)                                $ (95,540)      $ (110,352)     $ 62,861      $       -      $(143,031)
                                                           =========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)
For the Year ended December 31, 1999


                                                          Guarantor       Nonguarantor                 Adjustments/
                                                         Subsidiaries     Subsidiaries      PM&C       Eliminations    Consolidated
                                                         ---------------------------------------------------------------------------
Total net revenues                                         $ 209,870        $  11,054                    $ (11,054)       $ 209,870
Total operating expenses                                     214,565           74,460     $     769        (11,054)         278,740
                                                         ---------------------------------------------------------------------------
  Loss from operations                                        (4,695)         (63,406)         (769)             -          (68,870)
Interest expense                                                (929)                       (16,581)                        (17,510)
Other                                                            440                           (141)                            299
                                                         ---------------------------------------------------------------------------
  Loss before income taxes and discontinued operations        (5,184)         (63,406)      (17,491)             -          (86,081)
Income taxes                                                     100                                                            100
                                                         ---------------------------------------------------------------------------
  Loss before discontinued operations                         (5,284)         (63,406)      (17,491)             -          (86,181)
Discontinued operations, net of income taxes                   1,900              228                                         2,128
                                                         ---------------------------------------------------------------------------
  Net loss                                                 $  (3,384)       $ (63,178)    $ (17,491)     $       -        $ (84,053)
                                                         ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors: (continued)

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Year Ended December 31, 2001

                                                              Guarantor      Nonguarantor                Adjustments/
                                                             Subsidiaries    Subsidiaries      PM&C      Eliminations   Consolidated
                                                             -----------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $ (205,195)       $ (65,875)     $ 69,897          $ -     $ (201,173)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                 267,579              140            25                     267,744
  Amortization of debt discount and deferred financing fees       8,105                          2,781                      10,886
  Other                                                          80,720                       (113,456)                    (32,736)
  Change in current assets and liabilities:
     Accounts receivable                                        (63,949)                                                   (63,949)
     Accounts payable and accrued expenses                        7,045                                                      7,045
     Prepaids                                                     9,714                                                      9,714
     Taxes payable                                               (1,670)                       (27,950)                    (29,620)
     Other                                                        5,102                        (27,822)                    (22,720)
                                                             ----------------------------------------------------------------------
Net cash provided (used) by operating activities                107,451          (65,735)      (96,525)           -        (54,809)
                                                             ----------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                    (889)                                                      (889)
   Capital expenditures                                         (40,512)                                                   (40,512)
   Purchases of intangible assets                                (7,638)                                                    (7,638)
   Other                                                         (4,629)                                                    (4,629)
                                                             ----------------------------------------------------------------------
Net cash used by investing activities                           (53,668)               -             -            -        (53,668)
                                                             ----------------------------------------------------------------------
Cash flows from financing activities:
   Net (repayments) borrowings of debt                          (79,485)                        42,250                     (37,235)
   Net contributions from Pegasus Satellite Communications            -                        104,552                     104,552
   Other                                                         48,430           65,735      (156,556)                    (42,391)
                                                             ----------------------------------------------------------------------
Net cash provided (used) by financing activities                (31,055)          65,735        (9,754)           -         24,926
                                                             ----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             22,728                -      (106,279)           -        (83,551)
Cash and cash equivalents, beginning of year                     76,982                -       106,279            -        183,261
                                                             ----------------------------------------------------------------------
Cash and cash equivalents, end of year                       $   99,710        $       -      $      -          $ -     $   99,710
                                                             ======================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors: (continued)

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Year Ended December 31, 2000

                                                               Guarantor      Nonguarantor                Adjustments/
                                                              Subsidiaries    Subsidiaries      PM&C      Eliminations  Consolidated
                                                              ----------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $ (76,224)     $ (110,352)     $ 55,521        $ -     $ (131,055)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                    200,832              94            60                   200,986
  Amortization of debt discount and deferred financing fees         13,210                         2,441                    15,651
  Gain on sale of cable operations                                       -                       (87,361)                  (87,361)
  Other                                                             23,855                       (90,921)                  (67,066)
  Change in current assets and liabilities:
     Accounts receivable                                           (39,194)                                                (39,194)
     Accounts payable and accrued expenses                          45,421                                                  45,421
     Prepaids                                                      (17,276)                                                (17,276)
     Taxes payable                                                   1,670                        27,950                    29,620
     Other                                                         (14,850)                       16,433                     1,583
                                                              ---------------------------------------------------------------------
Net cash provided (used) by operating activities                   137,444        (110,258)      (75,877)         -        (48,691)
                                                              ---------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                   (128,331)                                               (128,331)
   Capital expenditures                                            (30,757)                                                (30,757)
   Increase in intangible assets                                   (24,997)                                                (24,997)
   Proceeds from sale of cable operations                                -                       166,937                   166,937
   Other                                                            (4,944)                                                 (4,944)
                                                              ---------------------------------------------------------------------
Net cash provided (used) for investing activities                 (189,029)              -       166,937          -        (22,092)
                                                              ---------------------------------------------------------------------
Cash flows from financing activities:
   Net (repayments) borrowings of debt                             (66,686)                      167,500                   100,814
   Net contributions from Pegasus Satellite Communications               -                       140,009                   140,009
   Other                                                           179,854         110,078      (298,046)                   (8,114)
                                                              ---------------------------------------------------------------------
Net cash provided by financing activities                          113,168         110,078         9,463          -        232,709
                                                              ---------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                61,583            (180)      100,523          -        161,926
Cash and cash equivalents, beginning of year                        15,399             180         5,756          -         21,335
                                                              ---------------------------------------------------------------------
Cash and cash equivalents, end of year                           $  76,982      $        -      $ 106,279       $ -     $  183,261
                                                              =====================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Subsidiary Guarantors: (continued)

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Year ended December 31, 1999

                                                             Guarantor      Nonguarantor                  Adjustments/
                                                            Subsidiaries    Subsidiaries      PM&C        Eliminations  Consolidated
                                                            ------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                         $ (3,384)       $ (63,178)    $ (17,491)                $ (84,053)
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Depreciation and amortization                                    57,459                            696                    58,155
  Amortization of debt discount and deferred financing fees             -                            398                       398
  Other                                                             1,769                          1,495                     3,264
  Change in current assets and liabilities:
     Accounts receivable                                          (12,856)                                                 (12,856)
     Accounts payable and accrued expenses                         15,748                                                   15,748
     Prepaids                                                      (2,666)                                                  (2,666)
     Other                                                         (7,652)          (4,115)        7,290                    (4,477)
                                                            -----------------------------------------------------------------------
Net cash provided (used) by operating activities                   48,418          (67,293)       (7,612)         -        (26,487)
                                                            -----------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                                  (106,902)                                                (106,902)
   Capital expenditures                                           (12,248)                                                 (12,248)
   Purchases of intangible assets                                  (4,098)                                                  (4,098)
   Other                                                           (3,452)                                                  (3,452)
                                                            -----------------------------------------------------------------------
Net cash used by investing activities                            (126,700)               -             -          -       (126,700)
                                                            -----------------------------------------------------------------------
Cash flows from financing activities:
   Net (repayments) borrowings of debt                            (10,260)                       115,000                   104,740
   Net contributions from Pegasus Satellite Communications              -                         57,551                    57,551
   Other                                                           89,484           64,695      (164,501)                  (10,322)
                                                            -----------------------------------------------------------------------
Net cash provided by financing activities                          79,224           64,695         8,050          -        151,969
                                                            -----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  942           (2,598)          438          -         (1,218)
Cash and cash equivalents, beginning of year                       14,457            2,778         5,318          -         22,553
                                                            -----------------------------------------------------------------------
Cash and cash equivalents, end of year                           $ 15,399        $     180     $   5,756        $ -      $  21,335
                                                            =======================================================================

PEGASUS MEDIA & COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000, and 1999
(In thousands)



                                        Balance at        Additions        Additions
                                       Beginning of      Charged To       Charged To                       Balance at
          Description                     Period          Expenses      Other Accounts     Deductions     End of Period

  Allowance for Uncollectible
      Accounts Receivable
      -------------------
           Year 2001                       $ 3,303          $36,456       $       -        $33,798(b)      $  5,961
           Year 2000                         1,067           14,531           1,343(a)      13,638(b)         3,303
           Year 1999                           384            5,122               -          4,439(b)         1,067



    Valuation Allowance for
      Deferred Tax Assets
      -------------------
           Year 2001                       $     -          $     -       $     -          $     -         $     -
           Year 2000                        43,815                -             -           43,815(c)            -
           Year 1999                        24,285           31,473             -           11,943          43,815

(a) Represents allowance for doubtful accounts of $343 for Digital Television Services, Inc. and $1,000 for Golden Sky Holdings, Inc. resulting from the merger of each company into the Company.
(b)  Amounts written off, net of recoveries.
(c) Valuation allowances no longer required due to the acquisition of Golden Sky Holdings, Inc.