Form 10-Q
period 2002-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2002-05-15
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2002
                                        --------------

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

         Number of shares of each class of the Registrant's common stock outstanding as of May 10, 2001:

                  Class A, Common Stock, $0.01 par value              161,500
                  Class B, Common Stock, $0.01 par value                8,500

         The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2002

                                                                                        Page
                 PART I. FINANCIAL INFORMATION                                          ----


Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets
                    March 31, 2002 and December 31, 2001                                  4

                  Consolidated Statements of Operations and Comprehensive Loss
                    Three months ended March 31, 2002 and 2001                            5

                  Condensed Consolidated Statements of Cash Flows
                    Three months ended March 31, 2002 and 2001                            6

                  Notes to Consolidated Financial Statements                              7

Item 2            Management's Narrative Analysis of the
                    Results of Operations                                                18


                  PART II. OTHER INFORMATION


Item 1            Legal Proceedings                                                      22

Signature                                                                                23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                            March 31,              December 31,
                                                                                              2002                     2001
                                                                                           ----------              ------------
                                                                                                       (unaudited)
                                        ASSETS

Current assets:
     Cash and cash equivalents                                                             $   12,722              $   99,710
     Accounts receivable, net:
       Trade                                                                                   22,458                  32,139
       Other                                                                                   15,196                  11,721
     Deferred subscriber acquisition costs, net                                                19,025                  15,194
     Net advances to affiliates                                                                32,774                  33,805
     Other current assets                                                                      23,363                  26,380
                                                                                           ----------              ----------
       Total current assets                                                                   125,538                 218,949

Property and equipment, net                                                                    74,587                  72,335
Intangible assets, net                                                                      1,660,192               1,692,308
Other noncurrent assets                                                                        90,547                  90,255
                                                                                           ----------              ----------
     Total assets                                                                          $1,950,864              $2,073,847
                                                                                           ==========              ==========

                      LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt                                                     $    5,062              $    8,615
     Accounts payable                                                                           5,329                   8,905
     Accrued programming fees                                                                  68,211                  67,225
     Accrued commissions and subsidies                                                         42,335                  45,386
     Other current liabilities                                                                 38,483                  39,769
                                                                                           ----------              ----------
       Total current liabilities                                                              159,420                 169,900

Long term debt                                                                                353,017                 435,902
Deferred income taxes, net                                                                     68,239                  73,329
Other noncurrent liabilities                                                                   44,105                  46,796
                                                                                           ----------              ----------
      Total liabilities                                                                       624,781                 725,927
                                                                                           ----------              ----------

Commitments and contingent liabilities  (see Note 9)

Minority interest                                                                               1,585                   1,315

Common stockholder's equity:
     Common stock                                                                                   2                       2
     Other common stockholder's equity                                                      1,324,496               1,346,603
                                                                                           ----------              ----------
       Total common stockholder's equity                                                    1,324,498               1,346,605
                                                                                           ----------              ----------
     Total liabilities and common stockholder's equity                                     $1,950,864              $2,073,847
                                                                                           ==========              ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                                    Three Months Ended March 31,
                                                                                                    2002                   2001
                                                                                                  ---------              ---------
                                                                                                             (unaudited)
Net revenues:
     DBS                                                                                          $ 214,724              $ 205,838
     Broadcast                                                                                        7,843                  7,646
                                                                                                  ---------              ---------
       Total net revenues                                                                           222,567                213,484

Operating expenses:
     DBS
       Programming                                                                                   96,318                 88,162
       Other subscriber related expenses                                                             51,741                 48,902
                                                                                                  ---------              ---------
           Direct operating expenses  (excluding depreciation and
             amortization shown below)                                                              148,059                137,064

       Promotions and incentives                                                                      1,743                 16,933
       Advertising and selling                                                                        8,301                 37,059
       General and administrative                                                                     7,917                  9,162
       Depreciation and amortization                                                                 39,450                 62,754
                                                                                                  ---------              ---------
           Total DBS                                                                                205,470                262,972

     Broadcast
       Programming                                                                                    3,342                  2,718
       Other direct operating expenses                                                                1,887                  1,684
                                                                                                  ---------              ---------
           Direct operating expenses  (excluding depreciation and
             amortization shown below)                                                                5,229                  4,402

       Advertising and selling                                                                        1,832                  1,882
       General and administrative                                                                     1,120                  1,034
       Depreciation and amortization                                                                  1,125                  1,281
                                                                                                  ---------              ---------
           Total Broadcast                                                                            9,306                  8,599

     Corporate expenses                                                                               4,025                  2,935
     Corporate depreciation and amortization                                                              6                      6
     Development costs                                                                                    -                    249
     Other operating expenses, net                                                                    7,975                  8,063
                                                                                                  ---------              ---------
       Loss from operations                                                                          (4,215)               (69,340)

Interest expense                                                                                     (9,025)               (23,759)
Interest income                                                                                          80                  2,231
Other nonoperating income (expense), net                                                              1,126                 (3,495)
                                                                                                  ---------              ---------
     Loss from operations before income taxes                                                       (12,034)               (94,363)

Benefit for income taxes                                                                             (4,425)               (33,251)
                                                                                                  ---------              ---------
     Net loss                                                                                        (7,609)               (61,112)

Other comprehensive loss:
     Unrealized loss on marketable securities, net of income tax benefit
        of $1,315 and $4,665, respectively                                                           (2,146)                (7,611)
                                                                                                  ---------              ---------
     Comprehensive loss                                                                           $  (9,755)             $ (68,723)
                                                                                                  =========              =========

           See accompanying notes to consolidated financial statements

                        Pegasus Media & Communications, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                   (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                             ----------------------------------
                                                                                                2002                     2001
                                                                                             ---------                ---------
                                                                                                         (unaudited)
Net cash provided by (used for) operating activities                                          $ 19,269                $ (42,498)
                                                                                              --------                ---------

Cash flows from investing activities:
     Capital expenditures                                                                       (7,171)                  (6,902)
     Purchases of intangible assets                                                                  -                   (1,996)
     Other                                                                                           -                     (889)
                                                                                              --------                ---------
Net cash used for investing activities                                                          (7,171)                  (9,787)
                                                                                              --------                ---------

Cash flows from financing activities:
     Repayments of long term debt                                                               (5,852)                  (3,013)
     Net (repayments) borrowings on bank credit facilities                                     (80,687)                  31,313
     Net advances to affiliates                                                                   (224)                 (17,713)
     Net distributions to Pegasus Satellite Communications                                     (12,352)                  (9,518)
     Other                                                                                          29                     (273)
                                                                                              --------                ---------
Net cash (used for) provided by financing activities                                           (99,086)                     796
                                                                                              --------                ---------

Net decrease in cash and cash equivalents                                                      (86,988)                 (51,489)
Cash and cash equivalents, beginning of year                                                    99,710                  183,261
                                                                                              --------                ---------
Cash and cash equivalents, end of period                                                      $ 12,722                $ 131,772
                                                                                              ========                =========





















           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

         "We", "us", and "our" refer to Pegasus Media & Communications, Inc. together with its subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "DBS" refers to direct broadcast satellite.

Significant Risks and Uncertainties

         Both Pegasus Communications Corporation's ("PCC",the parent company of PSC, and PSC's principal operations are held by us, and each primarily rely on us as a source of cash in meeting their respective debt and preferred stock obligations. Using cash for these payments reduces the availability of funds for working capital, capital expenditures, and other activities for us, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC will depend on our ability to generate cash in the future. Our ability to generate cash will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

2.   Basis of Presentation

         The unaudited financial statements herein include the accounts of PM&C and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

3.    Adoption of FAS 141

         On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"). FAS 141, as well as FAS 142 discussed below, makes a distinction between intangible assets that are goodwill and intangible assets that are other than goodwill. When we use the term "intangible asset or assets", we mean it to be an intangible asset or assets other than goodwill, and when we use the term "goodwill", we mean it to be separate from intangible assets. The principal impact to us of adopting FAS 141 was the requirement to reassess at January 1, 2002 the classification on our balance sheet of the carrying amounts of our goodwill and intangible assets recorded in acquisitions we made before July 1, 2001. The adoption of FAS 141 did not have a significant impact on our financial position.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.    Adoption of FAS 142

         On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separately reporting on our balance sheet goodwill and intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

         We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101 degree west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV Contract ("contract"). The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 9 for information regarding this litigation.

         We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect. The adoption of FAS 142 did not have a significant effect on our other intangible assets. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded.

         At March 31, 2002 and December 31, 2001, intangible assets that were amortized had the following balances (in thousands):

                                               March 31,    December 31,
                                                 2002           2001
Cost:                                         ----------     ----------
   DBS rights assets....................      $2,291,422     $2,259,231
   Other................................          50,360        109,880
                                              ----------     ----------
                                               2,341,782      2,369,111
                                              ----------     ----------
Accumulated amortization:
   DBS rights assets....................         669,509        624,115
   Other................................          27,756         52,688
                                              ----------     ----------
                                                 697,265        676,803
                                              ----------     ----------
Net.....................................      $1,644,517     $1,692,308
                                              ==========     ==========

         Aggregate amortization expense for the three months ended March 31, 2002 and 2001 was $29.9 million and $61.2 million, respectively. Aggregate amortization expense for 2001 was $244.7 million. The estimated aggregate amount of amortization expense in each of the next five years, beginning with 2002, is $117.7 million in 2002, $116.8 million in 2003, $116.8 million in 2004, $114.5 million in 2005, and $111.4 million in 2006.

         At March 31, 2002, intangible assets that were not amortized consisted of broadcast licenses with a carrying amount of $15.6 million. We had no intangible assets that were not amortized at December 31, 2001. At March 31, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was all associated with our broadcast segment. Because the carrying amount of goodwill is not significant, we report it in other noncurrent assets on the balance sheet at each date.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         A reconciliation of reported net income for the three months ended March 31, 2001 as adjusted for the effects of our initially applying FAS 142 to exclude amortization expense related to goodwill and intangible assets not amortized and for adjustments for changes in useful lives of intangible assets amortized, net of related income tax effects, is as follows (in thousands):


Reported net loss...........................................       $(61,112)
Add back goodwill amortization..............................            101
Add back amortization for broadcast licenses................            101
Adjust amortization for a change in the useful life of DBS
  rights assets.............................................         16,581
                                                                   --------
Adjusted net loss...........................................       $(44,329)
                                                                   ========

5.    Changes in Other Stockholder's Equity

         Changes in other stockholder's equity from December 31, 2001 to March 31, 2002 consist of: net loss of $7.6 million; net cash distributions to PSC of $12.4 million; and net change in accumulated other comprehensive loss of $2.1 million.

6.   Long Term Debt

         During the three months ended March 31, 2002, PM&C repaid $80.0 million under its revolving credit facility. There was no principal amount outstanding under the revolving credit facility at March 31, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $62.9 million at March 31, 2002 and $63.2 million at December 31, 2001. At March 31, 2002, the commitment for the revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to approximately $194.1 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in the month that each calendar quarter ends throughout 2002. Availability under the revolving credit facility at March 31, 2002 was approximately $131.0 million. The principal amount outstanding under PM&C's term loan facility was reduced to approximately $271.6 million as scheduled in the governing agreement. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was approximately 5.4% at March 31, 2002 and December 31, 2001.

7.   Industry Segments

         Our only reportable segment at March 31, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.9 billion at March 31, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

8.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                           2002            2001
                                                                                       ------------    ------------
NRTC patronage capital investment accrued..................................               $5,425         $5,425
Net unrealized loss on marketable securities, net of related deferred
  income taxes.............................................................                2,146          7,611

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Commitments and Contingent Liabilities

Legal Matters
-------------

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         Our subsidiaries, Pegasus Satellite Television ("PST") and Golden Sky Systems ("GSS"), are affiliates of the National Rural Telecommunications Cooperative ("NRTC") that participate through agreements in the NRTC's direct broadcast satellite program. "DIRECTV" refers to the programming services provided by DirecTV, Inc. ("DirecTV").

         As reported in our 2001 Form 10-K filed on April 10, 2002, on June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DirecTV seeking a court order to enforce the NRTC's contractual rights to obtain from DirecTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DirecTV filed a counterclaim seeking judicial clarification of certain provisions of DirecTV's contract with the NRTC. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the NRTC's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101 degree W orbital location. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DirecTV claiming that DirecTV had failed to provide to the NRTC its share of launch fees and other benefits that DirecTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DirecTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC. The NRTC and DirecTV have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgment motion relating to the claims.

         Pegasus Satellite Television and Golden Sky Systems

         As reported in our 2001 Form 10-K, on January 10, 2000, PST and GSS filed a class action lawsuit in United States District Court, Central District of California against DirecTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DirecTV's failure to provide the NRTC with certain premium programming, and on DirecTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DirecTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DirecTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DirecTV seeks two claims for relief: (i) a declaratory judgment that PST and GSS have no right of first refusal in their agreements with the NRTC to have DirecTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As reported in our 2001 Form 10-K, on June 22, 2001, DirecTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. This suit has since been moved to the United States District Court, Central District of California.

         Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Litigation:

         As reported in our 2001 Form 10-K, in December 2001, one of our subsidiaries (along with DirecTV, Inc., Hughes Electronics, EchoStar Communications, and others) was served with a complaint in a patent infringement lawsuit by Broadcast Innovations, L.L.C. The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. We still are in the process of evaluating the matter in order to determine whether it is material to our business.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

Commitments
-----------

         We recently entered into a new agreement with the same provider of communications services commencing in 2002 that replaced the prior agreement with this provider. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

10.   New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.   Subsidiary Guarantees

         PM&C's 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Finance Corporation, Pegasus Satellite Finance Corporation 2002, Pegasus Satellite Development Corporation, and South Plains DBS L.P., all of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Nonguarantor Subsidiaries"). We believe separate financial statements and other disclosures concerning the guarantor subsidiaries are not deemed significant. In lieu of separate financial statements, we are providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising our consolidated reporting group.


Condensed Consolidating Balance Sheets
(In thousands)

                                                           Guarantor     Nonguarantor                   Adjustments/
As of March 31, 2002                                      Subsidiaries   Subsidiaries       PM&C        Eliminations    Consolidated
                                                          -----------    ------------   -----------     -----------     -----------
Assets:
 Cash and cash equivalents                                $    12,722                                                   $    12,722
 Accounts receivable, net                                      37,654                                                        37,654
 Other current assets                                          70,159                   $     5,003                          75,162
                                                          -----------     ---------     -----------     -----------     -----------
   Total current assets                                       120,535            --           5,003              --         125,538

 Property and equipment, net                                   74,587                                                        74,587
 Intangible assets, net                                     1,660,192                                                     1,660,192
 Other noncurrent assets                                       83,531                         7,016                          90,547
 Investment in subsidiaries and affiliates                                $ 316,976       1,931,578     $(2,248,554)
                                                          -----------     ---------     -----------     -----------     -----------
   Total assets                                           $ 1,938,845     $ 316,976     $ 1,943,597     $(2,248,554)     $1,950,864
                                                          ===========     =========     ===========     ===========     ===========

Liabilities and common stockholder's equity:
 Current portion of long term debt                        $     2,312                   $     2,750                     $     5,062
 Accounts payable                                               8,905                                                         8,905
 Other current liabilities                                    141,252                         4,201                         145,453
                                                          -----------     ---------     -----------     -----------     -----------
   Total current liabilities                                  152,469            --           6,951              --         159,420

 Long term debt                                                   525                       352,492                         353,017
 Other noncurrent liabilities                                 103,847     $ (62,745)         71,242                         112,344
                                                          -----------     ---------     -----------     -----------     -----------
   Total liabilities                                          256,841       (62,745)        430,685              --         624,781
 Minority interest                                              1,585                                                         1,585
 Total common stockholder's equity                          1,680,419       379,721       1,512,912     $(2,248,554)      1,324,498
                                                          -----------     ---------     -----------     -----------     -----------
   Total liabilities and common stockholder's equity      $ 1,938,845     $ 316,976     $ 1,943,597     $(2,248,554)    $ 1,950,864
                                                          ===========     =========     ===========     ===========     ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets

                                                        Guarantor    Nonguarantor                 Adjustments/
As of December 31, 2001                                Subsidiaries  Subsidiaries       PM&C      Eliminations    Consolidated
                                                       -----------   ------------   -----------   -----------     -----------
Assets:
 Cash and cash equivalents                             $    99,710                                                $    99,710
 Accounts receivable, net                                   43,860                                                     43,860
 Other current assets                                       70,972                  $     4,407                        75,379
                                                       -----------   -----------    -----------    -----------    -----------
   Total current assets                                    214,542            --          4,407             --        218,949

 Property and equipment, net                                72,335                                                     72,335
 Intangible assets, net                                  1,692,183                          125                     1,692,308
 Other noncurrent assets                                    82,581                        7,674                        90,255
 Investment in subsidiaries and affiliates                           $   287,435      2,423,599    $(2,711,034)
                                                       -----------   -----------    -----------    -----------    -----------
   Total assets                                        $ 2,061,641   $   287,435    $ 2,435,805    $(2,711,034)   $ 2,073,847
                                                       ===========   ===========    ===========    ===========    ===========

Liabilities and common stockholder's equity:
 Current portion of long term debt                     $     5,865                  $     2,750                   $     8,615
 Accounts payable                                            8,905                                                      8,905
 Other current liabilities                                 145,482                        6,898                       152,380
                                                       -----------   -----------    -----------    -----------    -----------
   Total current liabilities                               160,252            --          9,648             --        169,900

 Long term debt                                              2,824                      433,078                       435,902
 Other noncurrent liabilities                              101,144   $   (58,508)        77,489                       120,125
                                                       -----------   -----------    -----------    -----------    -----------
   Total liabilities                                       264,220       (58,508)       520,215             --        725,927
 Minority interest                                           1,315                                                      1,315
 Total common stockholder's equity                       1,796,106       345,943      1,915,590    $(2,711,034)     1,346,605
                                                       -----------   -----------    -----------    -----------    -----------
   Total liabilities and common stockholder's equity   $ 2,061,641   $   287,435    $ 2,435,805    $(2,711,034)   $ 2,073,847
                                                       ===========   ===========    ===========    ===========    ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                           Guarantor     Nonguarantor                Adjustments/
For the Three Months ended March 31, 2002                 Subsidiaries   Subsidiaries      PM&C      Eliminations    Consolidated
                                                           ---------      --------      ----------     ---------      ----------
Total net revenues                                         $ 218,916      $ 13,534                     $ (9,883)       $222,567
Total operating expenses                                     213,741        12,596      $  10,328        (9,883)        226,782
                                                           ---------      --------      ---------      --------        --------
  Income (loss) from operations                                5,175           938        (10,328)           --          (4,215)

Interest expense                                                (282)                      (8,743)                       (9,025)
Other                                                             43                        1,163                         1,206
                                                           ---------      --------      ---------      --------        --------
  Income (loss) before income taxes                            4,936           938        (17,908)           --         (12,034)

(Benefit) expense for income taxes                               117                       (4,542)                       (4,425)
                                                           ---------      --------      ---------      --------        --------
  Net income (loss)                                            4,819           938        (13,366)           --          (7,609)

Other comprehensive income (loss), net                        (3,461)                       1,315                        (2,146)
                                                           ---------      --------      ---------      --------        --------
  Comprehensive income (loss)                              $   1,358      $    938      $ (12,051)     $     --        $ (9,755)
                                                           =========      ========      =========      ========        ========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                           Guarantor     Nonguarantor                Adjustments/
For the Three Months ended March 31, 2001                 Subsidiaries   Subsidiaries      PM&C      Eliminations    Consolidated
                                                           ---------      --------      ----------     ---------      ----------
Total net revenues                                         $ 210,292      $ 12,645                    $ (9,453)       $ 213,484
Total operating expenses                                     250,460        41,799       $    18        (9,453)         282,824
                                                           ---------      --------      --------      --------        ---------
  Loss from operations                                       (40,168)      (29,154)          (18)           --          (69,340)

Interest expense                                             (12,811)                    (10,948)                       (23,759)
Other                                                            594                      (1,858)                        (1,264)
                                                           ---------      --------      --------      --------        ---------
  Loss before income taxes                                   (52,385)      (29,154)      (12,824)           --          (94,363)

Benefit for income taxes                                                                 (33,251)                       (33,251)
                                                           ---------      --------      --------      --------        ---------
  Net income (loss)                                          (52,385)      (29,154)       20,427            --          (61,112)

Other comprehensive loss, net                                 (7,611)                                                    (7,611)
                                                           ---------      --------      --------      --------        ---------
  Comprehensive income (loss)                              $ (59,996)     $(29,154)     $ 20,427      $     --        $ (68,723)
                                                           =========      ========      ========      ========        =========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Subsidiary Guarantees (continued)

Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                           Guarantor     Nonguarantor                Adjustments/
For the Three Months ended March 31, 2002                 Subsidiaries   Subsidiaries      PM&C      Eliminations    Consolidated
                                                           ---------      --------      ---------    ------------    ----------
Net cash provided by (used for) operating activities        $ 34,163       $ 973        $(15,867)      $    --         $19,269

Cash flows from investing activities:
   Capital expenditures                                       (7,171)                                                   (7,171)
                                                            --------       -----        --------       -------         -------
Net cash used by investing activities                         (7,171)         --              --            --          (7,171)
                                                            --------       -----        --------       -------         -------

Cash flows from financing activities:
   Net repayments of debt                                     (5,852)                    (80,687)                      (86,539)
   Net contributions to Pegasus Satellite Communications          --                     (12,352)                      (12,352)
   Other                                                    (108,128)       (973)        108,906                          (195)
                                                            --------       -----        --------       -------         -------
Net cash provided by (used for) financing activities        (113,980)       (973)         15,867            --         (99,086)
                                                            --------       -----        --------       -------         -------

Net decrease in cash and cash equivalents                    (86,988)         --              --            --         (86,988)
Cash and cash equivalents, beginning of year                  99,710          --              --            --          99,710

                                                            --------       ------       --------       -------         -------
Cash and cash equivalents, end of period                    $ 12,722       $  --        $     --       $    --         $12,722
                                                            ========       =====-       ========       =======         =======

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Subsidiary Guarantees (continued)

Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                             Guarantor     Nonguarantor                Adjustments/
For the Three Months ended March 31, 2001                   Subsidiaries   Subsidiaries      PM&C      Eliminations    Consolidated
                                                             ---------    -------------    --------    ------------    ------------
Net cash used for operating activities                        $(4,541)     $(29,118)      $ (8,839)      $     --       $(42,498)

Cash flows from investing activities:
   Capital expenditures                                        (6,902)                                                    (6,902)
   Increase in intangible assets                               (1,996)                                                    (1,996)
   Other                                                         (889)                                                      (889)
                                                              -------      --------       --------       --------       --------
Net cash used for investing activities                         (9,787)           --             --             --         (9,787)
                                                              -------      --------       --------       --------       --------

Cash flows from financing activities:
   Net (repayments) borrowings of debt                         (3,013)                      31,313                        28,300
   Net contributions to Pegasus Satellite Communications           --                       (9,518)                       (9,518)
   Other                                                      (19,926)       29,118        (27,178)                      (17,986)
                                                              -------      --------       --------       --------       --------
Net cash provided by (used for) financing activities          (22,939)       29,118         (5,383)            --            796
                                                              -------      --------       --------       --------       --------

Net decrease in cash and cash equivalents                     (37,267)           --        (14,222)            --        (51,489)
Cash and cash equivalents, beginning of year                   76,982            --        106,279             --        183,261

                                                              -------      --------       --------       --------       --------
Cash and cash equivalents, end of period                      $39,715      $     --       $ 92,057       $     --       $131,772
                                                              =======      ========       ========       ========       ========

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

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc and the National Rural Telecommunications Cooperative; litigation with DirecTV, Inc.; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; expansion of land based communication systems; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

         Approximately 96% of our consolidated revenues and 91% of the expenses of our consolidated operations for the three months ended March 31, 2002, and approximately 99% of our assets at March 31, 2002, were associated with our direct broadcast satellite ("DBS") business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 9 of the Notes to Consolidated Financial Statements for information on the litigation. Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar Communications and Hughes Electronics, should it occur, on our financial position, results of operations, cash flows, and future operations.

         We or our parent company, Pegasus Satellite Communications, or Pegasus Communications Corporation, the parent company of Pegasus Satellite, may from time to time engage in transactions which involve the purchase and/or exchange of our 12-1/2% senior subordinated notes due July 2005. Such transactions may be made in the open market or in privately negotiated transactions. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


Results of Operations

         In this section, amounts and changes specified are for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, unless indicated otherwise.

Comparison of Three Months Ended March 31, 2002 and 2001

         DBS Business
         ------------

         Revenues

         Revenues increased $8.9 million to $214.7 million. This increase was primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001.

         Operating Expenses

         Programming increased $8.2 million to $96.3 million. This increase was primarily due to an increase in programming rates charged to us by the National Rural Telecommunications Cooperative, through which we receive our DIRECTV programming, instituted in January 2002.

         Other subscriber related expenses increased by $2.8 million to $51.7 million principally due to the growth in the estimated amount of uncollectible accounts receivable. This growth is largely the result of increased experience with nonpaying subscribers due to the impact that the slowness in the economy may have on the ability of our subscribers to pay for the services rendered to them.

         Promotions and incentives decreased by $15.2 million to $1.7 million mainly due to amounts we deferred or capitalized in the first quarter 2002 aggregating $13.1 million. We did not defer or capitalize any promotions and incentives costs in the first quarter 2001. We are able to defer the direct and incremental costs we incur, related to our subscription plans that have minimum service commitment periods, not to exceed the amount of applicable termination fees associated with the plans. These costs are amortized over the period of the commitment for which the early termination fees apply and are charged to amortization expense. We are able to capitalize equipment costs and subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees, whereas in 2001 we instituted such provisions for only certain of our plans in mid year, and increased the number of plans having such provisions in the fourth quarter 2001. We incurred greater equipment subsidies and buydowns of approximately $2.0 million as a result of the seamless marketing agreement with DirecTV in effect during that time. Further, we incurred less costs in the current period than in the prior period because we had less subscribers added in the current period than in the prior year period.

         Advertising and selling decreased by $28.8 million to $8.3 million. We incurred more expenses in the prior year quarter as a result of the greater commissions we incurred of approximately $11.0 million associated with the seamless marketing agreement with DirecTV in effect during that time. Further, we incurred less costs in the current period than in the prior period because we had less subscribers added in the current period than in the prior year period. Additionally we deferred $2.5 million of commissions that otherwise would have been included in advertising and selling costs in the first quarter 2002, in accordance with our deferral practice described above. We did not defer advertising and selling costs in the first quarter 2001. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees, whereas in 2001 we instituted such provisions for only certain of our plans in mid year, and increased the number of plans having such provisions in the fourth quarter 2001.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

         Depreciation and amortization decreased $23.3 million to $39.5 million. This principally resulted from our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101 degree west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV Contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 9 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Aggregate depreciation and amortization of promotions and incentives capitalized or deferred and advertising and selling deferred was $8.5 million and $874 thousand for the three months ended March 31, 2002 and 2001, respectively.


         Subscribers

         As previously reported in our 2001 Form 10-K we undertook in the first quarter 2002 a review of the method by which we publicly report the number of our subscribers. In the past, our subscriber counts included accounts whose service had been suspended for prolonged periods of time. We changed our method of reporting subscribers to exclude these accounts, resulting in a one time reduction of approximately 138,000 reported subscribers during the quarter. As a result of this adjustment, our subscriber penetration rate decreased from 20.2% at December 31, 2001 to 18.3% at March 31, 2002. The adjustment did not have any impact on our financial statements.

         Apart from the above mentioned adjustment, our number of subscribers decreased during the three months ended March 31, 2002, as the number of our subscribers that churned was slightly more than the number of the subscribers we added. We believe that the reasons for the decrease were due to: 1) our focus on enrolling more credit worthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve; 3) the economic slow down that has decelerated our growth; and 4) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains. We will continue to focus on enrolling more credit worthy subscribers and face competition from these other providers throughout 2002. We also anticipate a continued reduction in the number of new subscribers obtained from DirecTV's national retail chains in 2002. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV is the result of efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories. Our number of subscribers at March 31, 2002 was 1,377,000.

         We are most interested in adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include:
1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers.

         Broadcast Business
         ------------------

         For the three months ended March 31, 2002 and 2001, our broadcast business had revenues of $7.8 million and $7.6 million, respectively, and the net operations yielded losses of $1.5 million and approximately $1.0 million, respectively. The operations of our broadcast business is not significant to our consolidated results of operations.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


         Other Statement of Operations and Comprehensive Loss Items
         ----------------------------------------------------------

         Interest expense decreased $14.7 to $9.0 million. The decrease was principally due to the: 1) exchange, with concurrent cancellation, of the notes of our subsidiaries Golden Sky Systems and Golden Sky DBS in May 2001 for like notes of our parent company Pegasus Satellite Communications; 2) repayment of all principal amounts outstanding under Golden Sky Systems credit facility in May 2001 with the concurrent termination of the facility; and 3) lower amounts outstanding at a lower average variable rate of interest under Pegasus Media & Communications' term loan facility.

         For the three months ended March 31, 2002, we had other nonoperating income, net of $1.1 million, compared to other nonoperating expense, net of $3.5 million for the three months ended March 31, 2001. The change is primarily due to the increase in the fair value of our interest rate instruments. For the first quarter 2002, we recorded income of $1.2 million for the increase in the fair value of the instruments, whereas in the first quarter 2001 we recorded a charge of $3.3 million for the decrease in the fair value of the instruments.

         The income tax benefit on the loss from continuing operations decreased $28.8 million to $4.4 million primarily due to a lesser amount of pretax loss in the current year period.

New Accouting Pronoucements

         Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

Other Information

         Premarketing cash flow of our DBS business was $58.7 million and $59.6 million for the three months ended March 31, 2002 and 2001, respectively. EBITDA for our DBS business was $48.7 million and $5.6 million for the three months ended March 31, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by taking the revenues of the DBS business and deducting programming expense, other subscriber related expenses, and general and administrative expenses. DBS EBITDA is DBS premarketing cash flow less promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

         Adjusted operating cash flow for the 12 months ended March 31, 2002 was $211.5 million. Adjusted operating cash flow is operating cash flow of the DBS business for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow, for the purpose of only calculating adjusted operating cash flow, is income or loss from operations, adding back depreciation, amortization, and other noncash items therein, and subscriber acquisition costs. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

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

         For the three months ended March 31, 2002, net cash provided by operating activities was $19.3 million, net cash used by investing activities was $7.2 million, and net cash used by financing activities was $99.1 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 9 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pegasus Media & Communications, Inc.


      May 15, 2002                 By: /s/  Joseph W. Pooler, Jr.
-----------------------            -----------------------------------
           Date                    Joseph W. Pooler, Jr.

                                   Vice President - Finance and Controller
                                   (Principal Financial and Accounting Officer)