Form 10-Q
period 2002-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2002-08-14
CIK 948590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from__________ to __________

                         Commission File Number 33-95042

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                              23-2778525
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification Number)


c/o Pegasus Communications Management Company;
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                 19004
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:   (888) 438-7488


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_ No___

        Number of shares of each class of the Registrant's common stock outstanding as of August 12, 2002:

                  Class A, Common Stock, $0.01 par value                 161,500
                  Class B, Common Stock, $0.01 par value                   8,500

        The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2002


                                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                    June 30, 2002 and December 31, 2001                                     4

                  Consolidated Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2002 and 2001                               5

                  Consolidated Statements of Operations and Comprehensive Loss
                    Six months ended June 30, 2002 and 2001                                 6

                  Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 2002 and 2001                                 7

                  Notes to Consolidated Financial Statements                                8

Item 2.           Management's Narrative Analysis of the
                    Results of Operations                                                  23

PART II.  OTHER INFORMATION



Item 1.           Legal Proceedings                                                        28

Item 6.           Exhibits and Reports on Form 8-K                                         28

Signature                                                                                  29



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                       June 30,          December 31,
                                                                                         2002               2001
                                                                                    ---------------     --------------
                                                                                                (unaudited)
Currents assets:
   Cash and cash equivalents                                                            $   83,106         $   99,710
   Accounts receivable, net
     Trade                                                                                  23,236             32,139
     Other                                                                                   7,996             11,721
   Deferred subscriber acquisition costs, net                                               19,002             15,194
   Net advances to affiliates                                                                   84             33,805
   Other current assets                                                                     22,148             26,380
                                                                                    ---------------     --------------
     Total current assets                                                                  155,572            218,949

Property and equipment, net                                                                 77,422             72,335
Intangible assets, net                                                                   1,630,878          1,692,308
Other noncurrent assets                                                                     91,848             90,255
                                                                                    ---------------     --------------
   Total                                                                                $1,955,720         $2,073,847
                                                                                    ===============     ==============



Current liabilities:
   Current portion of long term debt                                                      $  5,694           $  8,615
   Accounts payable                                                                         10,263              8,905
   Accrued programming fees                                                                 66,770             67,225
   Accrued commissions and subsidies                                                        41,155             45,386
   Other accrued expenses                                                                   29,397             29,058
   Other current liabilities                                                                 9,644             10,711
                                                                                    ---------------     --------------
      Total current liabilities                                                            162,923            169,900

Long term debt                                                                             414,954            435,902
Deferred income taxes, net                                                                  65,365             73,329
Other noncurrent liabilities                                                                43,045             46,796
                                                                                    ---------------     --------------
     Total liabilities                                                                     686,287            725,927
                                                                                    ---------------     --------------

Commitments and contingent liabilities  (see Note 10)

Minority interest                                                                            1,802              1,315

Common stockholder's equity:
   Common stock                                                                                  2                  2
   Other common stockholder's equity                                                     1,267,629          1,346,603
                                                                                    ---------------     --------------
     Total common stockholder's equity                                                   1,267,631          1,346,605
                                                                                    ---------------     --------------
   Total                                                                                $1,955,720         $2,073,847
                                                                                    ===============     ==============

          See accompanying notes to consolidated financial statements

                       Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Three Months Ended June 30,
                                                                                      2002            2001
                                                                                   -----------     -----------
                                                                                           (unaudited)
Net revenues:
   DBS                                                                               $216,447        $206,015
   Broadcast                                                                            8,847           9,150
                                                                                   -----------     -----------
     Total net revenues                                                               225,294         215,165
                                                                                   -----------     -----------
Operating expenses:
   DBS
    Programming                                                                        96,016          87,772
    Other subscriber related expenses                                                  49,086          51,841
                                                                                   -----------     -----------
     Direct operating expenses (excluding depreciation and amortization
     shown below)                                                                     145,102         139,613

    Promotions and incentives                                                           2,027          12,375
    Advertising and selling                                                             7,820          32,375
    General and administrative                                                          6,865           9,092
    Depreciation and amortization                                                      41,487          63,250
                                                                                   -----------     -----------
       Total DBS                                                                      203,301         256,705
                                                                                   -----------     -----------
   Broadcast
    Programming                                                                         3,283           3,477
    Other direct operating expenses                                                     2,012           1,682
                                                                                   -----------     -----------
     Direct operating expenses (excluding depreciation and amortization
     shown below)                                                                       5,295           5,159

    Advertising and selling                                                             2,059           2,145
    General and administrative                                                          1,084           1,212
    Depreciation and amortization                                                       1,081           1,202
                                                                                   -----------     -----------
     Total Broadcast                                                                    9,519           9,718
                                                                                   -----------     -----------
   Corporate and development expenses                                                   3,588           3,322
   Corporate depreciation and amortization                                                  -               6
   Other operating expenses, net                                                        5,449           4,155
                                                                                   -----------     -----------
     Income (loss) from operations                                                      3,437         (58,741)

Interest expense                                                                       (9,140)        (20,664)
Interest income                                                                            73             934
Loss on impairment of marketable securities                                            (3,063)              -
Other nonoperating income, net                                                            113             149
                                                                                   -----------     -----------
    Loss before income taxes and extraordinary item                                    (8,580)        (78,322)
Benefit for income taxes                                                               (3,231)        (29,315)
                                                                                   -----------     -----------
    Loss before extraordinary item                                                     (5,349)        (49,007)

Extraordinary loss from extinguishment of debt, net of income tax benefit
    of $604                                                                                 -            (986)
                                                                                   -----------     -----------
    Net loss                                                                           (5,349)        (49,993)
                                                                                   -----------     -----------
Other comprehensive loss:
   Unrealized (loss) gain on marketable securities, net of income tax
     benefit of $465 and $1,528, respectively                                            (758)          2,493
   Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax benefit of
     $1,164                                                                             1,899               -
                                                                                  -----------     -----------
   Net other comprehensive income                                                       1,141           2,493
                                                                                  -----------     -----------
   Comprehensive loss                                                               $  (4,208)     $  (47,500)
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements

                       Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Six Months Ended June 30,
                                                                                      2002            2001
                                                                                   -----------     -----------
                                                                                          (unaudited)
Net revenues:
   DBS                                                                               $431,171        $411,853
   Broadcast                                                                           16,690          16,796
                                                                                   -----------     -----------
     Total net revenues                                                               447,861         428,649
                                                                                   -----------     -----------
Operating expenses:
   DBS
    Programming                                                                       192,334         175,934
    Other subscriber related expenses                                                 100,827         100,743
                                                                                   -----------     -----------
     Direct operating expenses (excluding depreciation and amortization
     shown below)                                                                     293,161         276,677

    Promotions and incentives                                                           3,770          29,308
    Advertising and selling                                                            16,121          69,434
    General and administrative                                                         14,782          18,254
    Depreciation and amortization                                                      80,937         126,004
                                                                                   -----------     -----------
       Total DBS                                                                      408,771         519,677
                                                                                   -----------     -----------
   Broadcast
    Programming                                                                         6,625           6,195
    Other direct operating expenses                                                     3,899           3,366
                                                                                   -----------     -----------
     Direct operating expenses (excluding depreciation and amortization
     shown below)                                                                      10,524           9,561

    Advertising and selling                                                             3,891           4,027
    General and administrative                                                          2,204           2,246
    Depreciation and amortization                                                       2,206           2,483
                                                                                   -----------     -----------

     Total Broadcast                                                                   18,825          18,317
                                                                                   -----------     -----------
    Corporate and development expenses                                                  7,613           6,506
    Corporate depreciation and amortization                                                 6              12
    Other operating expenses, net                                                      13,424          12,218
                                                                                   -----------     -----------

     Loss from operations                                                                (778)       (128,081)

Interest expense                                                                      (18,165)        (44,423)
Interest income                                                                           153           3,165
Loss on impairment of marketable securities                                            (3,063)              -
Other nonoperating income (expense), net                                                1,239          (3,346)
                                                                                   -----------     -----------
    Loss before income taxes and extraordinary item                                   (20,614)       (172,685)

Benefit for income taxes                                                               (7,656)        (62,566)
                                                                                   -----------     -----------
    Loss before extraordinary item                                                    (12,958)       (110,119)

Extraordinary loss from extinguishment of debt, net of income tax benefit
    of $604                                                                                 -            (986)
                                                                                   -----------     -----------
    Net loss                                                                          (12,958)       (111,105)
                                                                                   -----------     -----------
Other comprehensive loss:
   Unrealized loss on marketable securities, net of income tax benefit of
     $1,780 and $3,137, respectively                                                   (2,904)         (5,118)

   Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax benefit
     of $1,164                                                                          1,899                -
                                                                                   -----------     -----------
   Net other comprehensive loss                                                        (1,005)         (5,118)
                                                                                   -----------     -----------
   Comprehensive loss                                                               $ (13,963)      $(116,223)
                                                                                   ===========     ===========

        See accompanying notes to consolidated financial statements

                       Pegasus Media & Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
                                                                                              (unaudited)
Net cash provided by (used for) operating activities                                     $ 54,502        $ (57,095)
                                                                                   ---------------    ---------------

Cash flows from investing activities:
   DBS equipment capitalized                                                              (13,497)          (8,056)
   Other capital expenditures                                                              (2,020)         (10,223)
   Purchases of intangible assets                                                              (1)          (2,358)
   Other                                                                                        -             (889)
                                                                                   ---------------    ---------------
Net cash used for investing activities                                                    (15,518)         (21,526)
                                                                                   ---------------    ---------------

Cash flows from financing activities:
   Proceeds from term loan facility                                                        63,156                -
   Net repayments of revolving credit facilities                                          (80,000)               -
   Repayments of other long term debt                                                      (7,227)          (8,178)
   Net advances from (to) affiliates                                                       32,319          (24,652)
   Net distributions to parent                                                            (65,011)         (20,096)
   Other                                                                                    1,175            1,170
                                                                                   ---------------    ---------------
Net cash used for financing activities                                                    (55,588)         (51,756)
                                                                                   ---------------    ---------------

Net decrease in cash and cash equivalents                                                 (16,604)        (130,377)
Cash and cash equivalents, beginning of year                                               99,710          183,261
                                                                                   ---------------    ---------------
Cash and cash equivalents, end of period                                                $  83,106        $  52,884
                                                                                   ===============    ===============

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   General

        "We", "us", and "our" refer to Pegasus Media & Communications, Inc. together with its subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation's, the parent company of PSC. "DBS" refers to direct broadcast satellite.

Significant Risks and Uncertainties

        Both PCC and PSC's principal operations are held by us, and each primarily rely on us as a source of cash in meeting their respective debt and preferred stock obligations. Using cash for these payments reduces the availability of funds for working capital, capital expenditures, and other activities for us, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC will depend on our ability to generate cash in the future. Our ability to generate cash will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

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

4.   Adoption of FAS 142

        In the first quarter 2002, effective on January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separating goodwill from intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

        We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 1010 west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See note 12 for information regarding this litigation.

        We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect. The adoption of FAS 142 did not have a significant effect on our other intangible assets other than those discussed above. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded upon the adoption of FAS 142.

        At June 30, 2002 and December 31, 2001, intangible assets that were amortized had the following balances (in thousands):

                                          June 30,         December 31,
                                            2002               2001
                                        -------------     -------------
Cost:
   DBS rights assets                      $2,291,422        $2,259,231
   Other                                      50,360           109,880
                                        -------------     -------------
                                           2,341,782         2,369,111
                                        -------------     -------------
Accumulated amortization:
   DBS rights assets                         697,154           624,115
   Other                                      29,424            52,688
                                        -------------     -------------
                                             726,578           676,803
                                        -------------     -------------
Net                                       $1,615,204        $1,692,308
                                        =============     =============

        At June 30, 2002, intangible assets that were not amortized consisted of broadcast licenses with a carrying amount of $15.7 million. We had no intangible assets that were not amortized at December 31, 2001. At June 30, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was all associated with our broadcast segment. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for the three and six months ended June 30, 2001 were as follows (in thousands):

For the three months ended:
Loss before extraordinary items, as adjusted                         $(32,791)
Net loss, as adjusted                                                 (33,777)

For the six months ended:
Loss before extraordinary items, as adjusted                          (77,066)
Net loss, as adjusted                                                 (78,052)

        A reconciliation of net loss, as reported to net loss, as adjusted for the three and six months ended June 30, 2001 is as follows (in thousands):

For the three months ended:
Net loss, as reported                                                $(49,993)
Add back goodwill amortization                                             97
Add back amortization on broadcast licenses                                97
Adjust amortization for a change in the useful life of DBS
   rights assets                                                       16,022
                                                                 --------------
Net loss, adjusted                                                   $(33,777)
                                                                 ==============

For the six months ended:
Net loss, as reported                                                $(111,105)
Add back goodwill amortization                                             198
Add back amortization on broadcast licenses                                199
Adjust amortization for a change in the useful life of DBS
   rights  assets                                                       32,656
                                                                 ---------------
Net loss, as adjusted                                                $ (78,052)
                                                                 ===============

        Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $59.2 million and $122.4 million, respectively. Aggregate amortization expense for 2001 was $244.7 million. The estimated aggregate amount of amortization expense for the remainder of 2002 and for each of the next five years thereafter is $58.5 million, $116.8 million, $116.8 million, $114.5 million, and $111.4 million, and $110.7 million, respectively.

5.   Changes in Other Stockholder's Equity

        Changes in other stockholder's equity from December 31, 2001 to June 30, 2002 consisted of: net loss of $13.0 million; net cash distributions to PSC of $65.0 million; and net change in accumulated other comprehensive loss of $(1.0) million.

6.   Long Term Debt

        During the three months ended June 30, 2002, amounts borrowed and repayments of amounts borrowed under PM&C's revolving credit facility were equal. There was no principal amount outstanding under the revolving credit facility at June 30, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $60.9 million at June 30, 2002 and $63.2 million at December 31, 2001. At June 30, 2002, the commitment for the revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to $185.6 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in each of September and December 2002. Availability under the revolving credit facility at June 30, 2002 was approximately $124.5 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We repaid $688 thousand of outstanding principal under PM&C's term loan facility during the second quarter 2002, as scheduled in the credit agreement, which reduced the total principal amount outstanding to $270.9 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was approximately 5.4% at June 30, 2002 and December 31, 2001.

        In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement out of $200.0 million capacity specified for such purpose thereunder. Our option to request additional funding from the unused portion of the incremental term loan capacity of $136.8 million expired June 30, 2002. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Quarterly principal payments scheduled for the remainder of 2002 are $158 thousand in each of September and December, with total payments of $632 thousand, $16.3 million, and $45.9 million in 2003, 2004, and 2005, respectively. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. The weighted average rate of interest including applicable margins on principal amounts outstanding under the incremental loan term facility at June 30, 2002 was 7.25%.

        In July 2002, PSC purchased $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 in a negotiated transaction with an unaffiliated holder.

7.   Supplemental Cash Flow Information

        Significant noncash investing and financing activities were as follows (in thousands):

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                          2002            2001
                                                                                       ------------    ------------
NRTC patronage capital investment accrued                                                   $9,555        $ 10,850
Net change in other comprehensive loss                                                       1,005           5,118
Increase in additional paid in capital due to cancellation of outstanding debt, net
    of related unamortized deferred financing costs                                             -          320,390
Contribution by PSC of the net assets of Golden Sky Holdings                                    -          742,166

8.   Loss on Impairment of Marketable Securities

        Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $1.2 million. Concurrently, we made a reclassification adjustment to other comprehensive loss for the three and six months ended June 30, 2002 and other stockholder's equity at June 30, 2002 of $1.9 million, net of income tax benefit of $1.2 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings as noted above.

9.   Industry Segments

        Our only reportable segment at June 30, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.9 billion at June 30, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. This suit has since been moved to the United States District Court, Central District of California.

        Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of April 1, 2003, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Litigation:

        In December 2001, we (along with DirectTV, Inc., Hughes Electronics Corporation, Echostar Communications Corporation, and others) were served with a complaint in a patent infringement lawsuit by Broadcast Innovations, L.L.C. The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. We still are in the process of evaluating the matter in order to determine whether it is material to our business. Other Legal Matters:

        In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

Commitments

        We negotiated a new agreement with our provider of communications services commencing in the first quarter 2002. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

        In July 2002, we gave notice to the party that provides call center services to us that we intend to terminate the agreement for the services at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date.

11.  New Accounting Pronouncements

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

        Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsidiary Guarantees (continued)
Condensed Consolidating Balance Sheets
(In thousands)

                                             Guarantor     Nonguarantor                  Adjustments/
As of June 30, 2002                        Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Assets:
   Cash and cash equivalents                    $ 83,106                                                   $   83,106
   Accounts receivable, net                       31,232                                                       31,232
   Other current assets                           37,537                    $    3,697                         41,234
                                           -------------- --------------- ------------- --------------- --------------
     Total current assets                        151,875                         3,697                        155,572
   Property and equipment, net                    77,422                                                       77,422
   Intangible assets, net                      1,630,878                                                    1,630,878
   Other noncurrent assets                        85,514                         6,334                         91,848
   Investments in subsidiaries and
     affiliates                                                $327,020      1,740,785    $(2,067,805)
                                           -------------- --------------- ------------- --------------- --------------
    Total assets                              $1,945,689       $327,020     $1,750,816    $(2,067,805)     $1,955,720
                                           ============== =============== ============= =============== ==============

Liabilities and stockholder's equity
   Current portion of long term debt          $    2,312                      $  3,382                     $    5,694
   Accounts payable                               10,263                                                       10,263
   Other current liabilities                     139,782                         7,184                        146,966
                                           -------------- --------------- ------------- --------------- --------------
     Total current liabilities                   152,357                        10,566                        162,923

   Long term debt                                    525                       414,429                        414,954
   Other noncurrent liabilities                  118,310       $(78,150)        68,250                        108,410
                                           -------------- --------------- ------------- --------------- --------------
     Total liabilities                           271,192        (78,150)       493,245                        686,287
   Minority interest                               1,802                                                        1,802
   Total common stockholder's equity           1,672,695        405,170      1,257,571    $(2,067,805)      1,267,631
                                           -------------- --------------- ------------- --------------- --------------
     Total liabilities and common
       stockholder's equity                   $1,945,689       $327,020     $1,750,816    $(2,067,805)     $1,955,720
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Subsidiary Guarantees (continued)
Condensed Consolidating Balance Sheets
(In thousands)

                                             Guarantor     Nonguarantor                  Adjustments/
As of December 31, 2001                    Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Assets:
   Cash and cash equivalents                  $   99,710                                                   $   99,710
   Accounts receivable, net                       43,860                                                       43,860
   Other current assets                           70,972                    $    4,407                         75,379
                                           -------------- --------------- ------------- --------------- --------------
     Total current assets                        214,542                         4,407                        218,949

Property and equipment, net                       72,335                                                       72,335
Intangible assets, net                         1,692,183                           125                      1,692,308
Other noncurrent assets                           82,581                         7,674                         90,255
Investments in subsidiaries and
     affiliates                                                $ 287,435     2,232,888    $(2,520,323)
                                           -------------- --------------- ------------- --------------- --------------
      Total assets                            $2,061,641       $ 287,435    $2,245,094    $(2,520,323)     $2,073,847
                                           ============== =============== ============= =============== ==============

Liabilities and stockholder's equity
   Current portion of long term debt          $    5,865                    $    2,750                     $    8,615
   Accounts payable                                8,905                                                        8,905
   Other current liabilities                     145,482                         6,898                        152,380
                                           -------------- --------------- ------------- --------------- --------------
     Total current liabilities                   160,252                         9,648                        169,900
   Long term debt                                  2,824                       433,078                        435,902
   Other noncurrent liabilities                  101,144       $(58,508)        77,489                        120,125
                                           -------------- --------------- ------------- --------------- --------------
     Total liabilities                           264,220        (58,508)       520,215                        725,927
   Minority interest                               1,315                                                        1,315
   Total common stockholder's equity           1,796,106        345,943      1,724,879    $(2,520,323)      1,346,605
                                           -------------- --------------- ------------- --------------- --------------
     Total liabilities and common
       stockholder's equity                   $2,061,641       $287,435     $2,245,094    $(2,520,323)     $2,073,847
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

For the Three Months ended June 30, 2002
                                              Guarantor     Nonguarantor                 Adjustments/
                                            Subsidiaries    Subsidiaries      PM&C       Eliminations   Consolidated
                                            -------------- --------------- ------------ --------------- --------------
Total net revenues                              $221,829         $12,904                   $ (9,439)       $225,294
Total operating expenses                         208,183          12,522    $ 10,591         (9,439)        221,857
                                            -------------- --------------- ------------ --------------- --------------
   Income (loss) from operations                  13,646             382     (10,591)             -           3,437

Interest expense                                    (230)                     (8,910)                        (9,140)
Other                                             (2,999)                        122                         (2,877)
                                            -------------- --------------- ------------ --------------- --------------
   Income (loss) before income taxes              10,417             382     (19,379)             -          (8,580)

Equity in earnings(losses) of affiliates          (1,264)          9,190       9,209        (17,135)
Benefit for income taxes                                                      (3,231)                        (3,231)
                                            -------------- --------------- ------------ --------------- --------------
   Net income (loss)                               9,153           9,572      (6,939)       (17,135)         (5,349)

Other comprehensive income (loss)                  1,840               -        (699)                         1,141
                                            -------------- --------------- ------------ --------------- --------------
   Comprehensive income (loss)                  $ 10,993         $ 9,572    $ (7,638)      $(17,135)       $ (4,208)
                                            ============== =============== ============ =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Operations and Comprehensive Loss (In thousands)

For the Three Months ended June 30, 2001     Guarantor     Nonguarantor                  Adjustments/
                                           Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Total net revenues                            $212,041        $ 13,562                      $ (10,438)     $215,165
Total operating expenses                       248,568          35,749      $     27          (10,438)      273,906
                                           -------------- --------------- ------------- --------------- --------------
   Loss from operations                        (36,527)        (22,187)          (27)               -       (58,741)

Interest expense                                (9,257)                      (11,407)                       (20,664)
Other                                              (78)                        1,161                          1,083
                                           -------------- --------------- ------------- --------------- --------------
   Loss before income taxes and
     extraordinary item                        (45,862)        (22,187)      (10,273)               -       (78,322)
Equity in earnings (losses) of affiliates      (39,318)          9,210       (44,188)          74,296
Benefit for income taxes                                                     (29,315)                       (29,315)
                                           -------------- --------------- ------------- --------------- --------------
   Loss before extraordinary item              (85,180)        (12,977)      (25,146)          74,296       (49,007)
Extraordinary loss on extinguishment
  of debt, net of taxes                           (986)                                                        (986)
                                           -------------- --------------- ------------- --------------- --------------
   Net loss                                    (86,166)        (12,977)      (25,146)          74,296       (49,993)
Other comprehensive income                       4,021                        (1,528)                         2,493
                                           -------------- --------------- ------------- --------------- --------------
   Comprehensive loss                         $(82,145)       $(12,977)     $(26,674)       $  74,296      $(47,500)
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

For the Six Months ended June 30, 2002        Guarantor     Nonguarantor                  Adjustments/
                                            Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Total net revenues                             $440,745         $26,438                     $(19,322)      $447,861
Total operating expenses                        421,924          25,118     $ 20,919         (19,322)       448,639
                                           -------------- --------------- ------------- --------------- --------------
   Income (loss) from operations                 18,821           1,320      (20,919)              -           (778)
Interest expense                                   (512)                     (17,653)                       (18,165)
Other                                            (2,956)                       1,285                         (1,671)
                                           -------------- --------------- ------------- --------------- --------------
   Income (loss) before income taxes             15,353           1,320      (37,287)              -        (20,614)
Equity in earnings (losses) of affiliates        (4,251)         18,599       17,556         (31,904)
(Benefit) expense for income taxes                  117                       (7,773)                        (7,656)
                                           -------------- --------------- ------------- --------------- --------------
   Net income (loss)                             10,985          19,919      (11,958)        (31,904)       (12,958)
Other comprehensive loss                         (1,621)                         616                         (1,005)
                                           -------------- --------------- ------------- --------------- --------------
   Comprehensive income (loss)                 $  9,364         $19,919     $(11,342)       $(31,904)      $(13,963)
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Operations and Comprehensive Loss (In thousands)

For the Six Months ended June 30, 2001      Guarantor     Nonguarantor                   Adjustments/
                                          Subsidiaries    Subsidiaries        PM&C       Eliminations   Consolidated
                                          -------------- ---------------- ------------- --------------- --------------
Total net revenues                          $ 422,333         $ 26,207                      $(19,891)     $ 428,649
 Total operating expenses                     499,028           77,548      $     45         (19,891)       556,730
                                          -------------- ---------------- ------------- --------------- --------------
   Loss from operations                       (76,695)         (51,341)          (45)              -       (128,081)
Interest expense                              (22,068)                       (22,355)                       (44,423)
Other                                             516                           (697)                          (181)
                                          -------------- ---------------- ------------- --------------- --------------
   Loss before income taxes and
     extraordinary item                       (98,247)         (51,341)      (23,097)              -       (172,685)
Equity in earnings (losses) of affiliates     (94,505)          16,994      (106,602)        184,113
Benefit for income taxes                                                     (62,566)                       (62,566)
                                          -------------- ---------------- ------------- --------------- --------------
   Loss before extraordinary item            (192,752)         (34,347)      (67,133)        184,113       (110,119)
Extraordinary loss on extinguishment
  of debt, net of taxes                          (986)                                                         (986)
                                          -------------- ---------------- ------------- --------------- --------------
   Net loss                                  (193,738)         (34,347)      (67,133)        184,113       (111,105)
Other comprehensive income(loss)               (8,255)                         3,137                         (5,118)
                                          -------------- ---------------- ------------- --------------- --------------
   Comprehensive loss                       $(201,993)        $(34,347)     $(63,996)       $184,113      $(116,223)
                                          ============== ================ ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

For the Six Months ended June 30, 2002       Guarantor     Nonguarantor                  Adjustments/
                                           Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Net cash provided by (used for)
   operating activities                       $ 43,624         $ 19,989       $ (9,111)      $      -      $ 54,502
                                           -------------- --------------- ------------- --------------- --------------
 Cash flows from investing activities:
  Capital expenditures                         (15,517)                                                     (15,517)
  Purchases of intangible assets                    (1)                                                          (1)
                                           -------------- --------------- ------------- --------------- --------------
Net cash used for investing activities         (15,518)              -              -               -       (15,518)
                                           -------------- --------------- ------------- --------------- --------------
 Cash flows from financing activities:
  Net repayments of debt                        (5,852)                        (18,219)                     (24,071)
  Net contributions to parent                        -                         (65,011)                     (65,011)
  Net advances (to)from affiliates             (57,589)         (19,989)       109,897                       32,319
  Other                                          1,175                                                        1,175
                                           -------------- --------------- ------------- --------------- --------------
  Net cash provided by (used for)
   financing activities                        (62,266)         (19,989)        26,667              -       (55,588)
                                           -------------- --------------- ------------- --------------- --------------

Net decrease in cash and cash
   equivalents                                 (34,160)               -         17,556              -       (16,604)
Cash and cash equivalents, beginning
   of year                                      99,710                -             -               -        99,710
                                           -------------- --------------- ------------- --------------- --------------
Cash and cash equivalents, end of
   period                                     $ 65,550         $      -       $ 17,556        $     -      $ 83,106
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

For the Six Months ended June 30, 2001       Guarantor     Nonguarantor                  Adjustments/
                                           Subsidiaries    Subsidiaries       PM&C       Eliminations   Consolidated
                                           -------------- --------------- ------------- --------------- --------------
Net cash provided by (used for)
   operating activities                       $104,531        $(34,275)    $(127,351)      $        -     $ (57,095)
                                           -------------- --------------- ------------- --------------- --------------
Cash flows from investing activities:
  Capital expenditures                         (18,279)                                                     (18,279)
  Purchases of intangible assets                (2,358)                                                      (2,358)
  Other                                           (889)                                                        (889)
                                           -------------- --------------- ------------- --------------- --------------
Net cash used for investing activities         (21,526)              -             -                -       (21,526)
                                           -------------- --------------- ------------- --------------- --------------
Cash flows from financing activities:
  Net (repayments) borrowings of debt          (78,803)                       70,625                         (8,178)
  Net contributions to parent                        -                       (20,096)                       (20,096)
  Net advances (to)from affiliates              64,958          34,275      (123,885)                       (24,652)
  Other                                          1,170                                                        1,170
                                           -------------- --------------- ------------- --------------- --------------
   Net cash provided by (used for)
     financing activities                      (12,675)         34,275       (73,356)               -       (51,756)
                                           -------------- --------------- ------------- --------------- --------------

Net decrease in cash and cash
   equivalents                                  70,330               -      (200,707)               -      (130,377)
Cash and cash equivalents, beginning
   of year                                      76,982               -       106,279                -       183,261
                                           -------------- --------------- ------------- --------------- --------------
Cash and cash equivalents, end of
   period                                     $147,312        $      -     $ (94,428)      $        -     $  52,884
                                           ============== =============== ============= =============== ==============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

        In reliance upon General Instruction (H)(2)(a) of Form 10-Q, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year to date period presented and the corresponding year to date period in the preceding fiscal year.

        This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc and the National Rural Telecommunications Cooperative; litigation with DirecTV, Inc.; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition, including the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; expansion of land based communication systems; technological developments and difficulties; the ability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

        "We", "us", and "our" refer to Pegasus Media & Communications, Inc. togetherwith its subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation's, the parent company of PSC. "DBS" refers to direct broadcast satellite.

        Approximately 96% of our consolidated revenues and 91% of the expenses within consolidated loss from operations for the six months ended June 30, 2002, and 96% of our assets at June 30, 2002, were associated with our DBS business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 10 of the Notes to Consolidated Financial Statements for information on the litigation. Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar and Hughes, should it occur, on our financial position, results of operations, cash flows, and future operations.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

        We, PSC, or PCC may from time to time engage in transactions which involve the purchase and/or exchange of PM&C's 12-1/2% senior subordinated notes due July 2005, or we may from time to time engage in transactions which involve the purchase and/or exchange of securities of PSC and/or PCC. Such transactions may be made in the open market or in privately negotiated transactions. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

Results of Operations

        In this section, amounts and changes specified are for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, unless indicated otherwise. With respect to our loss from operations, we focus on our DBS business, as this is our only significant business.

DBS Business

Revenues:

        Revenues increased $19.3 million to $431.2 million. This increase was primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001. Effective July 1, 2002, we began passing on to subscribers, in the form of a royalty fee, a portion of the royalty costs charged to us in providing DIRECTV service. The fee is $1.25 or $1.50 to each subscriber based on the subscriber's core programming package.

Direct Operating Expenses:

        Programming increased $16.4 million to $192.3 million. This increase was primarily due to an increase instituted in January 2002 in programming rates charged to us by the National Rural Telecommunications Cooperative, through which we receive our DIRECTV programming.

Operating Margins:

        Our operating margin is the difference between net revenues and direct operating expenses (excluding depreciation and amortization). Operating margins for the six months ended June 30, 2002 and 2001 were $138.0 million and $135.2 million, respectively. There was no significant difference in our operating margin ratio between the six months ended June 30, 2002 and 2001.

Other Operating Expenses:

        Promotions and incentives decreased $25.5 million to $3.8 million. This decrease was mainly due to the increased amounts of promotions and incentive costs we deferred and/or capitalized of $16.4 million in the six months ended June 30, 2002. We are able to defer the direct and incremental costs we incur related to our subscription plans that have minimum service commitment periods, not to exceed the amount of applicable termination fees associated with the plans. These costs are amortized over the period of the commitment for which the early termination fees apply, which is generally 12 months, and are charged to amortization expense. We did not defer any costs in the six months ended June 30, 2001. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001. We are able to capitalize equipment costs and subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years. Additionally, we incurred reduced subsidies of $8.7 million for the six months ended June 30, 2002 due to reduced gross subscriber additions during 2002 compared to the corresponding 2001 period.

        Advertising and selling decreased $53.3 million to $16.1 million. A part of this decrease was due to the commissions incurred in the six months ended June 30, 2001 of $20.6 million under the seamless marketing agreement with DirecTV that was in effect during 2001. We terminated the seamless marketing agreement in July 2001. Commissions we pay directly to our sales and distribution channels decreased $17.5 million for the six

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

months ended June 30, 2002 principally due to reduced gross subscriber additions during 2002 compared to the corresponding 2001 period. Our advertising costs decreased $6.9 million for the six months ended June 30, 2002 as a part of a focused cost reduction initiative. Additionally, we deferred $6.4 million of commissions in the six months ended June 30, 2002 in accordance with our deferral practice described in the preceding paragraph that otherwise would have been included in advertising and selling costs in the current year period. We did not defer advertising and selling costs in the corresponding 2001 period. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001.

        Our promotion and incentives and advertising and selling costs constitute our subscriber acquisition costs ("SAC"). Gross SAC costs, that is, before deferring and capitalizing costs, for the six months ended June 30, 2002 and 2001 were $50.7 million and $106.8 million, respectively.

        General and administrative expenses decreased $3.5 million to $14.8 million due to a broad based cost reduction effort that we are undergoing in 2002.

        Depreciation and amortization decreased $45.1 million to $80.9 million. This principally resulted from our adoption in first quarter 2002 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 10 of the Notes to Consolidated Financial Statements for information regarding this litigation.

        Included in depreciation and amortization for the six months ended June 30, 2002 and 2001 was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $19.5 million and $2.0 million, respectively.

Subscribers:

        Our number of subscribers at June 30, 2002 was 1,372,000. We experienced a net reduction in the number of subscribers of approximately 10 thousand for the six months ended June 30, 2002 as the number of our subscribers that churned was more than the number of the subscribers we added. These decreases exclude the one time adjustment to decrease subscriber counts that we made and reported in the first quarter 2002 of 138,000. We believe that the reasons for the decrease were due to: 1) our focus on enrolling more creditworthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve; 3) the economic slow down that has decelerated our growth; and 4) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains. We will continue to focus on enrolling more creditworthy subscribers. We will also continue to face intensive competition from other providers throughout 2002. This competition includes the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels. We also anticipate a continued reduction in the number of new subscribers obtained from DirecTV's national retail chains during the rest of 2002. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV is the result of efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

        We are most interested in adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include:
1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers. This focus has lead to a more recent favorable churn rate. However, improvements in churn could be offset or churn could increase due to: 1) our service becoming less affordable as a result of our royalty cost pass through to subscribers; 2) competition from a competing direct broadcast satellite provider with respect to equipment, service pricing, and service content, including the provision of local channels by a competing direct broadcast satellite provider in market where DirecTV doe not offer local channels; and 3) the effect of general economic conditions on our subscribers. We believe that net reductions in our number of subscribers for all of 2002, if any, will not have a significant effect on our operating margins for 2002.

Broadcast Business

        The broadcast operations had revenues for the six months ended June 30, 2002 and 2001 of $16.7 million and $16.8 million, respectively, and net losses from operations for the six months ended June 30, 2002 and 2001 of $2.1 million and $1.5 million, respectively. We have provided these amounts for our broadcast operations to give a perspective of the amounts contained within our other businesses. The broadcast operations are not significant to an understanding of our consolidated results of operations.

Other Statement of Operations and Comprehensive Loss Items

        Interest expense decreased $26.3 million to $18.2 million. The decrease was principally due to the: 1) exchange, with concurrent cancellation, of the notes of our subsidiaries Golden Sky Systems and Golden Sky DBS in May 2001 for like notes of PSC; 2) repayment of all principal amounts outstanding under Golden Sky Systems' credit facility in May 2001 with the concurrent termination of the facility; and 3) lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001, offset in part by increased interest incurred with respect to our swap instruments.

        Interest income decreased by $3.0 million to $153 thousand due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

        Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized.

        We had other nonoperating income, net of $1.2 million for the six months ended June 30, 2002, compared to other nonoperating expense, net of $3.3 million for the six months ended June 30, 2001. This difference was primarily due to the increase in the fair value of our interest rate instruments. For the six months 2002 we recorded income of $1.3 million for the increase in the fair value of the instruments, whereas for the six months 2001 we recorded a charge of $2.8 million for the decrease in the fair value of the instruments.

        The income tax benefit on the loss from continuing operations decreased $54.9 million to $7.7 million due to a reduced amount of pretax losses in the current year compared to the corresponding prior year period.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

        Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

Other Information

        Premarketing cash flow of our DBS business was $123.2 million and $116.9 million for the six months ended June 30, 2002 and 2001, respectively. EBITDA for our DBS business was $103.3 million and $18.2 million for the six months ended June 30, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by subtracting DBS' direct operating expenses and general and administrative expenses from their revenues. DBS EBITDA is DBS premarketing cash flow less DBS' promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

        DBS premarketing cash flow and DBS EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS premarketing cash flow and DBS EBITDA also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS premarketing cash flow and DBS EBITDA are important because people who follow our industry frequently use them as measures of financial performance and ability to pay debt service, and they are measures that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

        For the six months ended June 30, 2002, net cash provided by operating activities was $54.5 million, net cash used for investing activities was $15.5 million, and net cash used for financing activities was $55.6 million.

        Adjusted operating cash flow for the 12 months ended June 30, 2002 was $232.8 million. Adjusted operating cash flow is operating cash flow of the DBS business for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow, for the purpose of only calculating adjusted operating cash flow, is income or loss from operations, adding back depreciation, amortization, and other noncash items therein, and subscriber acquisition costs. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 10 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

10.1    Executive Employment Agreement effective June 1, 2002 for Ted
        S. Lodge (which is incorporated herein by reference to Exhibit
        10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
10.2 Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
10.3 Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
10.4 Description of Long Term Incentive Compensation Program applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
10.5 Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)
10.6 Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Media & Communications, Inc.


            August 14, 2002         By: /s/  Joseph W. Pooler, Jr.
                   Date             Joseph W. Pooler, Jr.

                                    Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)