Form 10-Q
period 2002-09-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2002-11-14
CIK 948590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

     Number of shares of each class of the Registrant's common stock outstanding as of November 14, 2002:

    Class A, Common Stock, $0.01 par value                         161,500
    Class B, Common Stock, $0.01 par value                           8,500

     The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents

                For the Quarterly Period Ended September 30, 2002

                   PART I.  FINANCIAL INFORMATION                                       Page

 Item 1.           Financial Statements

                   Condensed Consolidated Balance Sheets
                     September 30, 2002 and December 31, 2001                             4

                   Consolidated Statements of Operations and Comprehensive Loss
                     Three months ended September 30, 2002 and 2001                       5

                   Consolidated Statements of Operations and Comprehensive Loss
                     Nine months ended September 30, 2002 and 2001                        6

                   Condensed Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2001                        7

                   Notes to Consolidated Financial Statements                             8

 Item 2.           Management's Narrative Analysis of the Results of Operations          24

 Item 4.           Controls and Procedures                                               30

                   PART II.  OTHER INFORMATION

 Item 1.           Legal Proceedings                                                     31

                   Signature                                                             32

                   Certifications


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                  September 30,        December 31,
                                                                                      2002                 2001
                                                                                 ----------------     ----------------
                                                                                             (unaudited)
Currents assets:
   Cash and cash equivalents                                                        $     20,453        $      99,710
   Accounts receivable, net:
     Trade                                                                                18,076               32,139
     Other                                                                                 7,759               11,721
   Deferred subscriber acquisition costs, net                                             17,152               15,194
   Net advances to affiliates                                                                  -               33,805
   Other current assets                                                                   25,502               26,380
                                                                                 ----------------     ----------------
     Total current assets                                                                 88,942              218,949
Property and equipment, net                                                               76,379               72,335
Intangible assets, net                                                                 1,596,702            1,692,308
Other noncurrent assets                                                                  100,491               90,255
                                                                                 ----------------     ----------------


   Total                                                                            $  1,862,514        $   2,073,847
                                                                                 ================     ================



Current liabilities:
   Current portion of long term debt                                                $      5,781        $       8,615
   Accounts payable                                                                       11,922                8,905
   Accrued programming fees                                                               57,316               67,225
   Accrued commissions and subsidies                                                      42,741               45,386
   Other accrued expenses                                                                 21,298               29,058
   Other current liabilities                                                               9,060               10,711
                                                                                 ----------------     ----------------
     Total current liabilities                                                           148,118              169,900
Long term debt                                                                           414,110              435,902
Deferred income taxes, net                                                                62,417               73,329
Other noncurrent liabilities                                                              46,257               46,796
                                                                                 ----------------     ----------------
     Total liabilities                                                                   670,902              725,927
                                                                                 ----------------     ----------------

Commitments and contingent liabilities  (see Note 12)
Minority interest                                                                          2,007                1,315
Common stockholder's equity:
   Common stock                                                                                2                    2
   Other common stockholder's equity                                                   1,189,603            1,346,603
                                                                                 ----------------     ----------------
      Total common stockholder's equity                                                1,189,605            1,346,605
                                                                                 ----------------     ----------------

   Total                                                                            $  1,862,514        $   2,073,847
                                                                                 ================     ================

          See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Three Months Ended September 30,
                                                                                         2002              2001
                                                                                     -----------     -----------
                                                                                              (unaudited)
   Net revenues:
      DBS                                                                             $ 216,363      $  206,795
      Broadcast                                                                           9,390           7,776
                                                                                     -----------     -----------
        Total net revenues                                                              225,753         214,571
                                                                                     -----------     -----------
   Operating expenses:
      DBS
        Programming                                                                      94,584          89,660
        Other subscriber related expenses                                                51,547          50,344
                                                                                     -----------     -----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                     146,131         140,004
        Promotions and incentives                                                         5,933           7,601
        Advertising and selling                                                           7,877          24,281
        General and administrative                                                        6,216           8,683
        Depreciation and amortization                                                    42,968          63,671
                                                                                     -----------     -----------
          Total DBS                                                                     209,125         244,240
                                                                                     -----------     -----------
      Broadcast
        Programming                                                                       3,703           3,374
        Other direct operating expenses                                                   1,475           1,891
                                                                                     -----------     -----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                       5,178           5,265
        Advertising and selling                                                           1,801           1,694
        General and administrative                                                        1,054           1,183
        Depreciation and amortization                                                       948           1,232
                                                                                     -----------     -----------
          Total Broadcast                                                                 8,981           9,374
                                                                                     -----------     -----------
      Corporate and development expenses                                                  3,219           3,563
      Corporate depreciation and amortization                                                 -               7
      Other operating expenses, net                                                       7,043           5,235
                                                                                     -----------     -----------
        Loss from operations                                                             (2,615)        (47,848)
   Interest expense                                                                     (10,050)        (10,930)
   Interest income                                                                           81             298
   Loss on impairment of marketable securities                                                -         (34,205)
   Other nonoperating income (expense), net                                                 940          (2,165)
                                                                                     -----------     -----------
        Loss before income taxes and discontinued operations                            (11,644)        (94,850)
   Benefit for income taxes                                                              (4,477)        (38,136)
                                                                                     -----------     -----------
        Loss before discontinued operations                                              (7,167)        (56,714)
   Discontinued operations:
     Loss on operations, net of income tax benefit of $165 and $120,
     respectively                                                                          (268)           (197)
                                                                                     -----------     -----------
        Net loss                                                                         (7,435)        (56,911)
                                                                                     -----------     -----------
   Other comprehensive (loss) income:

     Unrealized loss on marketable securities, net of income tax benefit of
       $57 and $2,521, respectively                                                         (94)         (4,113)
     Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
       benefit of $12,998                                                                     -          21,207
                                                                                     -----------     -----------
        Net other comprehensive (loss) income                                               (94)         17,094
                                                                                     -----------     -----------
        Comprehensive loss                                                           $   (7,529)     $  (39,817)
                                                                                     ===========     ===========

          See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Nine Months Ended September 30,
                                                                                         2002           2001
                                                                                     -----------    -----------
                                                                                            (unaudited)
   Net revenues:
      DBS                                                                            $  647,534     $  618,648
      Broadcast                                                                          25,743         24,572
                                                                                     -----------    -----------
        Total net revenues                                                              673,277        643,220
                                                                                     -----------    -----------
   Operating expenses:
      DBS

        Programming                                                                     286,918        265,594
        Other subscriber related expenses                                               152,374        151,087
                                                                                     -----------    -----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                     439,292        416,681
        Promotions and incentives                                                         9,703         36,909
        Advertising and selling                                                          23,998         93,715
        General and administrative                                                       20,998         26,937
        Depreciation and amortization                                                   123,905        189,675
                                                                                     -----------    -----------
          Total DBS                                                                     617,896        763,917
                                                                                     -----------    -----------
      Broadcast
        Programming                                                                       9,996          9,569
        Other direct operating expenses                                                   4,947          5,257
                                                                                     -----------    -----------
          Direct operating expenses (excluding depreciation and
          amortization shown below)                                                      14,943         14,826
        Advertising and selling                                                           5,375          5,721
        General and administrative                                                        3,055          3,376
        Depreciation and amortization                                                     2,925          3,715
                                                                                     -----------    -----------
          Total Broadcast                                                                26,298         27,638
                                                                                     -----------    -----------
      Corporate and development expenses                                                 10,832         10,069
      Corporate depreciation and amortization                                                 6             19
      Other operating expenses, net                                                      20,467         17,453
                                                                                     -----------    -----------
        Loss from operations                                                             (2,222)      (175,876)
   Interest expense                                                                     (28,215)       (55,353)
   Interest income                                                                          234          3,463
   Loss on impairment of marketable securities                                           (3,063)       (34,205)
   Other nonoperating income (expense), net                                               2,179         (5,511)
                                                                                     -----------    -----------
        Loss before income taxes, discontinued operations, and
        extraordinary item                                                              (31,087)      (267,482)
   Benefit for income taxes                                                             (11,688)      (100,681)
                                                                                     -----------    -----------
        Loss before discontinued operations and extraordinary item                      (19,399)      (166,801)
   Discontinued operations:
     Loss on operations, net of income tax benefit of $610 and $141,
     respectively                                                                          (994)          (229)
                                                                                     -----------    -----------
     Loss before extraordinary item                                                     (20,393)      (167,030)
   Extraordinary loss from extinguishment of debt, net of income tax
   benefit of $604                                                                            -           (986)
                                                                                     -----------    -----------
        Net loss                                                                        (20,393)      (168,016)
                                                                                     -----------    -----------

   Other comprehensive (loss) income:

     Unrealized loss on marketable securities, net of income tax benefit of
       $1,837 and $5,658, respectively                                                   (2,998)        (9,231)
     Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
       benefit of $1,164 and $12,998, respectively                                        1,899         21,207
                                                                                     -----------    -----------
        Net other comprehensive (loss) income                                            (1,099)        11,976
                                                                                     -----------    -----------
        Comprehensive loss                                                           $  (21,492)    $ (156,040)
                                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements

                       Pegasus Media &Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Nine Months Ended September 30,
                                                                                 2002              2001
                                                                            --------------    -------------
                                                                                       (unaudited)
Net cash provided by (used for) operating activities                        $      70,788     $    (59,252)
                                                                            --------------    -------------

Cash flows from investing activities:

   DBS equipment capitalized                                                      (20,149)          (9,620)
   Other capital expenditures                                                      (2,566)         (15,413)
   Purchases of intangible assets                                                       -           (7,171)
   Other                                                                                -             (889)
                                                                            --------------    -------------
Net cash used for investing activities                                            (22,715)         (33,093)
                                                                            --------------    -------------

Cash flows from financing activities:

   Borrowings on term loan facility                                                63,156                -
   Repayments of term loan facility                                                (2,220)         (37,062)
   Net repayments of revolving credit facilities                                  (80,000)
   Repayments of other long term debt                                              (5,852)          (7,003)
   Net advances from (to) affiliates                                               31,683          (33,099)
   Distributions to parent                                                       (247,599)         (33,812)
   Contributions from parent                                                      112,091           59,323
   Other                                                                            1,411              623
                                                                            --------------    -------------
Net cash used for financing activities                                           (127,330)         (51,030)
                                                                            --------------    -------------

Net decrease in cash and cash equivalents                                         (79,257)        (143,375)
Cash and cash equivalents, beginning of year                                       99,710          183,261
                                                                            --------------    -------------

Cash and cash equivalents, end of period                                    $      20,453     $     39,886
                                                                            ==============    =============

          See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   General

        "We," "us," and "our" refer to Pegasus Media & Communications, Inc. together with its subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

Significant Risks and Uncertainties

        Both PCC's and PSC's principal operations are held by us, and each primarily relies on us as a source of cash in meeting its respective debt and preferred stock obligations. Using cash for these payments reduces the availability of funds for working capital, capital expenditures, and other activities for us, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us. We are involved in significant litigation. See note 12 for further information.

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

3.   Adoption of FAS 141

        On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 141 "Business Combinations." FAS 141, as well as FAS 142 discussed below, makes a distinction between intangible assets that are goodwill and intangible assets that are other than goodwill. When we use the term "intangible asset or assets," we mean it to be an intangible asset or assets other than goodwill, and when we use the term "goodwill," we mean it to be separate from intangible assets. The principal impact to us of adopting FAS 141 was the requirement to reassess at January 1, 2002 the classification on our balance sheet of the carrying amounts of our goodwill and intangible assets recorded in acquisitions we made before July 1, 2001. The adoption of FAS 141 did not have a significant impact on our financial position.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

4.   Adoption of FAS 142

        In the first quarter 2002, effective on January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separating goodwill from intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

        We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 1010 west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. The lives of our DBS rights are subject to litigation. See note 12 for information regarding this litigation.

        We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect on our results of operations. The adoption of FAS 142 did not have a significant effect on our other intangible assets other than those discussed above. Our industry segments already established equate to the reporting ined that there were no impairments to be recorded upon the adoption of FAS 142.units required under the standard. We determined that there were no impairments to be recorded upon the adoption of FAS 142.

         At September 30, 2002 and December 31, 2001, intangible assets, net consisted of the following (in thousands):

                                      September 30,      December 31,
                                          2002              2001
                                     --------------     -------------
Assets subject to amortization:
   Cost:
     DBS rights assets               $  2,289,068       $  2,259,231
     Other                                 48,179            109,880
                                     --------------     -------------
                                        2,337,247          2,369,111
                                     --------------     -------------

Accumulated amortization:
     DBS rights assets                    724,787            624,115
     Other                                 30,982             52,688
                                     --------------     -------------
                                          755,769            676,803
                                     --------------     -------------

Net assets subject to amortization      1,581,478          1,692,308

Assets not subject to amortization:
   Broadcast licenses                      15,224                  -
                                     --------------     -------------
Intangible assets, net               $  1,596,702       $  1,692,308
                                     ==============     =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

         At September 30, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was entirely associated with our broadcast operations. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

         Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for the three and nine months ended September 30, 2001 were as follows (in thousands):

For the three months ended:

Net loss, as adjusted                           $   (41,438)

For the nine months ended:

Loss before extraordinary items, as adjusted       (118,570)
Net loss, as adjusted                              (119,556)

         A reconciliation of net loss, as reported to net loss, as adjusted for the three and nine months ended September 30, 2001 is as follows (in thousands):

For the three months ended:

Net loss, as reported                                        $   (56,911)
Add back goodwill amortization                                        93
Add back amortization on broadcast licenses                           69
Adjust amortization for a change in the useful life of DBS
   rights assets                                                  15,311
                                                             ------------
Net loss, as adjusted                                        $   (41,438)
                                                             ============

For the nine months ended:

Net loss, as reported                                        $  (168,016)
Add back goodwill amortization                                       291
Add back amortization on broadcast licenses                          266
Adjust amortization for a change in the useful life of DBS
   rights assets                                                  47,903
                                                             ------------
Net loss, as adjusted                                        $  (119,556)
                                                             ============

         Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $88.4 million and $183.6 million, respectively. Aggregate amortization expense for 2001 was $244.7 million. The estimated aggregate amount of amortization expense for the remainder of 2002 and for each of the next five years thereafter is $29.0 million, $115.9 million, $115.9 million, $113.9 million, $111.2 million, and $110.5 million, respectively.

5.   Changes in Other Stockholder's Equity

         Changes in other stockholder's equity from December 31, 2001 to September 30, 2002 consisted of: net loss of $(17.6) million; net cash distributions to PSC of $(135.5) million; and net change in accumulated other comprehensive loss of $(1.1) million.

6.   Long Term Debt

         During the three months ended September 30, 2002, amounts borrowed by PM&C under its revolving credit facility during the period were repaid during the period. No principal amount was outstanding under the revolving credit facility at September 30, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $60.1 million at September 30, 2002 and $63.2 million at December 31, 2001. At September 30, 2002, the commitment for the revolving credit facility was permanently reduced by $8.4 million to $177.2 million as scheduled. The commitment for the revolving credit facility is scheduled to be permanently reduced by another $8.4 million in December 2002. Availability under the revolving credit facility at September 30, 2002 was $116.9 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

         We repaid $688 thousand of principal under PM&C's term loan facility during the third quarter 2002, as scheduled, thereby reducing the total principal amount outstanding thereunder to $270.2 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was 5.3% and 5.4% at September 30, 2002 and December 31, 2001, respectively.

         In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. We repaid $158 thousand of principal during the third quarter as scheduled, thereby reducing the total principal amount outstanding thereunder to $63.0 million. We are scheduled to pay another $158 thousand of principal in December 2002. Total annual repayments of principal scheduled over the remaining term of the facility are $632 thousand in 2003, $16.3 million in 2004, and $45.9 million in 2005. The weighted average rate of interest including applicable margins on principal amounts outstanding under the incremental loan term facility at September 30, 2002 was 5.3%. There is no availability under the incremental term loan facility.

         In connection with the incremental term loan borrowed in June 2002, PM&C entered into two additional interest rate cap agreements with the same financial institution in August 2002. Each cap has a notional amount of $15.8 million. The cap rate under one agreement is 9.00% and the cap rate under the other is 4.00%. Both caps terminate September 2005. Payment under each cap is determined quarterly based on the three month LIBOR rate in effect at the beginning of each three month resetting period. Under these caps, we receive interest from the contracting institution when the applicable market LIBOR rate exceeds the applicable cap rate at each resetting date. The premium we paid to enter into these agreements was not significant.

         In July 2002, PSC purchased $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 in a negotiated transaction with an unaffiliated holder. These notes remain legally outstanding for PM&C. PSC's current plans are to hold onto all of the notes purchased.

7.   Supplemental Cash Flow Information

Significant noncash investing and financing activities were as follows (in thousands):

                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                           2002             2001
                                                                                       -------------    -------------
NRTC patronage capital investment accrued                                              $   13,780       $   14,434
Net change in other comprehensive loss                                                      1,099           11,976
 Increase in additional paid in capital due to cancellation of outstanding debt, net
  of related unamortized deferred financing costs                                               -          320,390
Contribution by PSC of the net assets of Golden Sky Holdings                                    -          742,166

8.   Loss on Impairment of Marketable Securities

         Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $1.2 million. Concurrently, we made a reclassification adjustment to other comprehensive loss and other stockholder's equity at June 30, 2002 amounting to $1.9 million, net of income tax benefit of $1.2 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that had been charged to earnings. The remaining balance of this investment is not significant at September 30, 2002.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

9.   Discontinued Operations

         We have entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. The sale is contingent upon conditions typical of sales of this nature, including final approval by the Federal Communications Commission of the transfer of the station's broadcast license to the buyer. It is anticipated that the sale will occur in the first quarter of 2003. We have classified the operations of this station as discontinued for all periods presented. Revenues and pretax loss of the discontinued operation were as follows (in thousands):

                 Three Months Ended               Nine Months Ended
                    September 30,                   September 30,
                 2002            2001            2002             2001
             -------------    -----------    --------------    -----------
Revenues     $     209        $      7       $      546        $      7
Pretax loss       (433)           (317)          (1,604)           (370)

         Assets and liabilities associated with the station are not significant to our financial position and are not shown separately on the balance sheet.

10.  Impairment of Programming Rights

         In the third quarter 2002, we recognized an impairment loss of $1.4 million associated with programming rights of our broadcast operations. This loss is contained within other operating expenses on the statements of operations. The fair value of the affected programming rights and the impairment and amount of the loss were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

11.  Industry Segments

         Our only reportable segment at September 30, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.8 billion at September 30, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

12.  Commitments and Contingent Liabilities

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

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

         On July 3, 2002, the court granted a motion for summary judgment filed by DirecTV, holding that NRTC is liable to indemnify DirecTV for the costs of defense and liabilities that DirecTV incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DirecTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. Personalized Media is a company in which Pegasus Development has an investment in and licensing arrangement with. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DirecTV to provide services to its subscribers.

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

         On June 22, 2001, DirecTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. This suit has since been moved to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DirecTV. Among other things, the first amended counterclaims added claims for (i) rescission of the seamless marketing agreement on the ground of

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

fraudulent inducement, (ii) specific performance of audit rights, and (iii) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortuous interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DirecTV's motion to dismiss (i) the specific performance claim, and (ii) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DirecTV's motion to dismiss the implied covenant of good faith claim in its entirety.

         DirecTV filed four summary judgment motions on September 11, 2002 against NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including (i) the term of the agreement between NRTC and DirecTV, (ii) the right of first refusal as it relates to PST and GSS, (iii) the right to distribute the premiums, and
(iv) damages relating to the premiums, launch fees and advanced services claims. The court has set a hearing date of December 16, 2002 for the summary judgment motions.

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

Patent Infringement Litigation:

         In December 2001, we (along with DirectTV, Inc., Hughes Electronics Corporation, EchoStar Communications Corporation, and others) were served with a complaint in a patent infringement lawsuit by Broadcast Innovations, L.L.C. ("Broadcast Innovations"). The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. In October 2002, we entered into a settlement agreement with Broadcast Innovations pursuant to which all claims and counterclaims between us and Broadcast Innovations were dismissed with prejudice.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

Commitments

         We negotiated a new agreement with our provider of communication services commencing in the first quarter 2002. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

         In July 2002, we gave notice to terminate a contract for call center services provided to us that will terminate at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date. We accrued a liability for this fee in the third quarter 2002 and charged DBS' other subscriber related expenses on the statement of operations and comprehensive loss for this amount.

13.  Net Advances to Affiliates

     The balance of net advances to affiliates decreased from $33.8 million at December 31, 2001 to none at September 30, 2002 because of efforts during 2002 to settle accumulated balances and to settle such balances routinely on a quarterly basis.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

14.  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 becomes effective for us on January 1, 2003. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We continue to study our long lived assets to determine if any legal liabilities are connected with them that need to be recognized upon the adoption of this statement.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" becomes effective for us on January 1, 2003. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 will not be reported as extraordinary after that date. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations in the statement of operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" becomes effective for us on January 1, 2003. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 after its effective date when we engage in any of the covered activities.

15.  Subsidiary Guarantees

         PM&C's 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Development Corporation and South Plains DBS L.P., which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Nonguarantor Subsidiaries"). We believe separate financial statements and other disclosures concerning the guarantor subsidiaries are not deemed significant. In lieu of separate financial statements, we are providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising our consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Balance Sheets
(In thousands)

                                           Guarantor   Nonguarantor               Adjustments/
As of September 30, 2002                 Subsidiaries  Subsidiaries      PM&C     Eliminations Consolidated
                                        ------------- ------------- ------------ ------------- ------------
Assets:
   Cash and cash equivalents             $    20,453                                             $   20,453
   Accounts receivable, net                   25,835                                                 25,835
   Other current assets                       37,670   $  14,978     $     4,984  $   (14,978)       42,654
                                        ------------- ------------- ------------ ------------- ------------
     Total current assets                     83,958      14,978           4,984      (14,978)       88,942
   Property and equipment, net                76,379                                                 76,379
   Intangible assets, net                  1,596,702                                              1,596,702
   Other noncurrent assets                    29,408                       6,970                     36,378
   Investments in others                   1,059,723                   1,642,618   (2,638,228)       64,113
                                        ------------- ------------- ------------ ------------- ------------

       Total assets                      $ 2,846,170   $  14,978     $ 1,654,572  $(2,653,206)   $1,862,514
                                        ============= ============= ============ ============= ============

Liabilities and common stockholder's
  equity
   Current portion of long term debt     $     2,399                 $     3,382                 $    5,781
   Accounts payable                           11,922                                                 11,922
   Other current liabilities                 141,581                       3,812   $  (14,978)      130,415
                                        ------------- ------------- ------------ ------------- ------------
     Total current liabilities               155,902           -           7,194      (14,978)      148,118
   Long term debt                                425                     413,685                    414,110
   Other noncurrent liabilities               44,433                      64,241                    108,674
                                        ------------- ------------- ------------ ------------- ------------
     Total liabilities                       200,760           -         485,120      (14,978)      670,902
   Minority interest                           2,007                                                  2,007
    Total common stockholder's equity      2,643,403   $  14,978       1,169,452   (2,638,228)    1,189,605
                                        ------------- ------------- ------------ ------------- ------------
 Total liabilities and common
  stockholder's equity                   $ 2,846,170   $  14,978     $ 1,654,572  $(2,653,206)   $1,862,514
                                        ============= ============= ============ ============= ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Balance Sheets
(In thousands)

                                        Guarantor  Nonguarantor                Adjustments/
As of December 31, 2001               Subsidiaries Subsidiaries       PM&C     Eliminations  Consolidated
                                      ------------ ------------ ------------ -------------- -------------
Assets:
   Cash and cash equivalents          $     99,710                                           $    99,710
   Accounts receivable, net                 43,860                                                43,860
   Other current assets                     12,464  $  58,508    $     4,407                      75,379
                                      ------------ ------------ ------------ -------------- -------------
     Total current assets                  156,034     58,508          4,407            -        218,949
   Property and equipment, net              72,335                                                72,335
   Intangible assets, net                1,692,183                       125                   1,692,308
   Other noncurrent assets                  32,249                     7,674                      39,923
   Investments in others                 1,219,941    287,435      2,232,888  $(3,689,932)        50,332
                                      ------------ ------------ ------------ -------------- -------------

     Total assets                     $  3,172,742  $ 345,943    $ 2,245,094  $(3,689,932)   $ 2,073,847
                                      ============ ============ ============ ============== =============

Liabilities and common
 stockholder's equity
  Current portion of long term debt   $      5,865               $     2,750                 $     8,615
   Accounts payable                          8,905                                                 8,905
   Other current liabilities               145,482                     6,898                     152,380
                                      ------------ ------------ ------------ -------------- -------------
     Total current liabilities             160,252          -          9,648            -        169,900
   Long term debt                            2,824                   433,078                     435,902
   Other noncurrent liabilities             42,636                    77,489                     120,125
                                      ------------ ------------ ------------ -------------- -------------
     Total liabilities                     205,712          -        520,215            -        725,927
   Minority interest                         1,315                                                 1,315
     Total common stockholder's
      equity                             2,965,715  $ 345,943      1,724,879  $(3,689,932)     1,346,605
                                      ------------ ------------ ------------ -------------- -------------
     Total liabilities and common
      stockholder's equity            $  3,172,742  $ 345,943    $ 2,245,094  $(3,689,932)   $ 2,073,847
                                      ============ ============ ============ ============== =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                 Guarantor    Nonguarantor             Adjustments/
For the Three Months ended September 30, 2002   Subsidiaries  Subsidiaries    PM&C     Eliminations  Consolidated
                                               -------------- ------------ ---------- -------------- -------------
Net revenues:

  DBS                                           $   212,896    $ (12,468)                $15,935       $ 216,363
  Other                                               9,390                                                9,390
                                               -------------- ------------ ---------- -------------- -------------
    Total net revenues                              222,286      (12,468)        -        15,935         225,753
                                               -------------- ------------ ---------- -------------- -------------
Operating expenses:
  DBS
   Programming                                       92,644        1,940                                  94,584
   Other subscriber related expenses                 51,547                                               51,547
                                               -------------- ------------ ---------- -------------- -------------
    Direct operating expenses (excluding
     depreciation and amortization shown
     below)                                         144,191        1,940                                 146,131
   Promotions and incentives                          5,933                                                5,933
   Advertising and selling                          (22,403)      14,345                  15,935           7,877
   General and administrative                         6,122           94                                   6,216
   Depreciation and amortization                     42,933           35                                  42,968
                                               -------------- ------------ ---------- -------------- -------------
    Total DBS operating expenses                    176,776       16,414         -        15,935         209,125
   Other operating expenses                          10,439                $ 8,804                        19,243
                                               -------------- ------------ ---------- -------------- -------------
    Income (loss) from operations                    35,071      (28,882)   (8,804)            -          (2,615)
Interest expense                                       (247)                (9,803)                      (10,050)
Other                                                   (42)                 1,063                         1,021
                                               -------------- ------------ ---------- -------------- -------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                         34,782      (28,882)  (17,544)                      (11,644)
Equity in earnings (losses) of affiliates           (30,300)     (16,202)    5,271        41,231
Benefit for income taxes                                                    (4,477)                       (4,477)
                                               -------------- ------------ ---------- -------------- -------------
    Income (loss) before discontinued
     operations                                       4,482      (45,084)   (7,796)       41,231          (7,167)
Discontinued operations, net of taxes                  (268)                                                (268)
                                               -------------- ------------ ---------- -------------- -------------
    Net income (loss)                                 4,214      (45,084)   (7,796)       41,231          (7,435)
Other comprehensive loss                               (151)                    57                           (94)
                                               -------------- ------------ ---------- -------------- -------------
    Comprehensive income (loss)                 $     4,063    $ (45,084)  $(7,739)      $41,231       $  (7,529)
                                               ============== ============ ========== ============== =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                 Guarantor     Nonguarantor           Adjustments/
For the Three Months ended September 30, 2001   Subsidiaries   Subsidiaries    PM&C   Eliminations Consolidated
                                               -------------- ----------- ---------- ------------- -----------
Net revenues:
  DBS                                           $   203,718   $  14,185                $(11,108)     $206,795
  Other                                               7,776                                             7,776
                                               -------------- ----------- ---------- ------------- -----------
    Total net revenues                              211,494      14,185           -     (11,108)      214,571
                                               -------------- ----------- ---------- ------------- -----------
Operating expenses:
  DBS
   Programming                                       87,757       1,903                                89,660
   Other subscriber related expenses                 50,344                                            50,344
                                               -------------- ----------- ---------- ------------- -----------
   Direct operating expenses (excluding
     depreciation and amortization shown
     below)                                         138,101       1,903                               140,004
   Promotions and incentives                          7,601                                             7,601
   Advertising and selling                           11,161      24,228                 (11,108)       24,281
   General and administrative                         8,549         134                                 8,683
   Depreciation and amortization                     63,637          34                                63,671
                                               -------------- ----------- ---------- ------------- -----------
    Total DBS operating expenses                    229,049      26,299           -     (11,108)      244,240
   Other operating expenses                          18,134                $     45                    18,179
                                               -------------- ----------- ---------- ------------- -----------
    Loss from operations                            (35,689)    (12,114)        (45)          -       (47,848)
Interest expense                                       (348)                (10,582)                  (10,930)
Loss on marketable securities                       (34,205)                                          (34,205)
Other                                                  (239)                 (1,628)                   (1,867)
                                               -------------- ----------- ---------- ------------- -----------
    Loss before equity in affiliates, income
     taxes, and discontinued operations             (70,481)    (12,114)    (12,255)                  (94,850)
Equity in earnings (losses) of affiliates           (38,414)      9,813     (82,912)    111,513
Benefit for income taxes                                                    (38,136)                  (38,136)
                                               -------------- ----------- ---------- ------------- -----------
    Loss before discontinued operations            (108,895)     (2,301)    (57,031)    111,513       (56,714)
Discontinued operations, net of taxes                  (197)                                             (197)
                                               -------------- ----------- ---------- ------------- -----------
    Net loss                                       (109,092)     (2,301)    (57,031)    111,513       (56,911)
Other comprehensive income                           20,231                  (3,137)                   17,094
                                               -------------- ----------- ---------- ------------- -----------
    Comprehensive loss                          $   (88,861)  $  (2,301)   $(60,168)   $111,513      $(39,817)
                                               ============== =========== ========== ============= ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                   Guarantor   Nonguarantor            Adjustments/
For the Nine Months ended September 30, 2002      Subsidiaries Subsidiaries     PM&C   Eliminations Consolidated
                                               --------------- ------------ ---------- ------------ ------------
Net revenues:
  DBS                                           $   636,951     $  13,970                $(3,387)     $647,534
  Other                                              25,743                                             25,743
                                               --------------- ------------ ---------- ------------ ------------
    Total net revenues                              662,694        13,970           -     (3,387)      673,277
                                               --------------- ------------ ---------- ------------ ------------
Operating expenses:
  DBS
    Programming                                     280,988         5,930                              286,918
    Other subscriber related expenses               152,374                                            152,374
                                               --------------- ------------ ---------- ------------ ------------
    Direct operating expenses (excluding
      depreciation and amortization shown
      below)                                        433,362         5,930                              439,292
    Promotions and incentives                         9,703                                              9,703
    Advertising and selling                          (7,783)       35,168                 (3,387)       23,998
    General and administrative                       20,669           329                               20,998
    Depreciation and amortization                   123,800           105                              123,905
                                               --------------- ------------ ---------- ------------ ------------
Total DBS operating expenses                        579,751        41,532           -     (3,387)      617,896
   Other operating expenses                          27,880                  $ 29,723                   57,603
                                               --------------- ------------ ---------- ------------ ------------
    Income (loss) from operations                    55,063       (27,562)    (29,723)         -        (2,222)
Interest expense                                       (759)                  (27,456)                 (28,215)
Other                                                (2,998)                    2,348                     (650)
                                               --------------- ------------ ---------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                         51,306       (27,562)    (54,831)                 (31,087)
Equity in earnings (losses) of affiliates           (34,551)        2,397      21,710     10,444
Benefit for income taxes                                                      (11,688)                 (11,688)
                                               --------------- ------------ ---------- ------------ ------------
    Income (loss) before discontinued
     operations                                      16,755       (25,165)    (21,433)    10,444       (19,399)
Discontinued operations, net of taxes                  (994)                                              (994)
                                               --------------- ------------ ---------- ------------ ------------
    Net income (loss)                                15,761       (25,165)    (21,433)    10,444       (20,393)
Other comprehensive loss                             (1,772)                      673                   (1,099)
                                               --------------- ------------ ---------- ------------ ------------
    Comprehensive income (loss)                 $    13,989     $ (25,165)   $(20,760)   $10,444      $(21,492)
                                               =============== ============ ========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                 Guarantor   Nonguarantor             Adjustments/
For the Nine Months ended September 30, 2001    Subsidiaries Subsidiaries     PM&C    Eliminations Consolidated
                                               ------------- ----------- ------------ ------------ -----------
Net revenues:
  DBS                                          $   609,255   $  40,392                  $(30,999)    $618,648
  Other                                             24,572                                             24,572
                                               ------------- ----------- ------------ ------------ -----------
    Total net revenues                             633,827      40,392           -       (30,999)     643,220
                                               ------------- ----------- ------------ ------------ -----------
Operating expenses:
  DBS
   Programming                                     259,861       5,733                                265,594
   Other subscriber related expenses               151,087                                            151,087
                                               ------------- ----------- ------------ ------------ -----------
   Direct operating expenses (excluding
     depreciation and amortization shown
     below)                                        410,948       5,733                                416,681
   Promotions and incentives                        36,909                                             36,909
   Advertising and selling                          27,119      97,595                   (30,999)      93,715
   General and administrative                       26,524         413                                 26,937
   Depreciation and amortization                   189,569         106                                189,675
                                               ------------- ----------- ------------ ------------ -----------
    Total DBS operating expenses                   691,069     103,847           -       (30,999)     763,917
   Other operating expenses                         55,089                $      90                    55,179
                                               ------------- ----------- ------------ ------------ -----------
    Loss from operations                          (112,331)    (63,455)         (90)           -     (175,876)
Interest expense                                   (22,416)                 (32,937)                  (55,353)
Loss on marketable securities                      (34,205)                                           (34,205)
Other                                                  277                   (2,325)                   (2,048)
                                               ------------- ----------- ------------ ------------ -----------
    Loss before equity in affiliates, income
     taxes, and discontinued operations           (168,675)    (63,455)     (35,352)           -     (267,482)
Equity in earnings (losses) of affiliates         (175,221)     26,807     (233,486)     381,900
Benefit for income taxes                                                   (100,681)                 (100,681)
                                               ------------- ----------- ------------ ------------ -----------
    Loss before discontinued operations           (343,896)    (36,648)    (168,157)     381,900     (166,801)
Discontinued operations, net of taxes                 (229)                                              (229)
                                               ------------- ----------- ------------ ------------ -----------
    Loss before extraordinary item                (344,125)    (36,648)    (168,157)     381,900     (167,030)
 Extraordinary loss on extinguishment of
  debt, net of taxes                                  (986)                                              (986)
                                               ------------- ----------- ------------ ------------ -----------
    Net loss                                      (344,111)    (36,648)    (168,157)     381,900     (168,016)
Other comprehensive income                          11,976                                             11,976
                                               ------------- ----------- ------------ ------------ -----------

    Comprehensive loss                         $  (333,135)  $ (36,648)   $(168,157)    $381,900    $(156,040)
                                               ============= =========== ============ ============ ===========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                  Guarantor    Nonguarantor               Adjustments/
For the Nine Months ended September 30, 2002     Subsidiaries  Subsidiaries       PM&C    Eliminations Consolidated
                                               --------------- ------------- -----------  -----------  ------------
Net cash provided by (used for)
 operating activities                           $   121,423     $ (25,060)    $ (25,575)         -       $70,788
                                               --------------- ------------- -----------  -----------  ------------
 Cash flows from investing activities:
  Capital expenditures                              (22,715)                                             (22,715)
                                               --------------- ------------- -----------  -----------  ------------
 Net cash used for investing activities             (22,715)            -             -          -       (22,715)
                                               --------------- ------------- -----------  -----------  ------------

Cash flows from financing activities:
  Borrowings on term loan facility                                               63,156                   63,156
  Repayments of term loan facility                                               (2,220)                  (2,220)
  Net repayments of revolving credit facility                                   (80,000)                 (80,000)
  Repayments of other long term debt                 (5,852)                                              (5,852)
  Net advances from (to) affiliates                  32,886                      (1,203)                  31,683
  Distributions to parent                          (293,715)      (41,666)     (247,599)   $ (25,575)   (247,599)
  Distributions to subsidiaries                     (66,726)                   (112,091)     178,817
  Contributions from parent                         112,091        66,726       112,091      (41,666)    112,091
  Contributions from subsidiaries                    41,666                     293,715     (335,381)
  Other                                               1,685                        (274)                   1,411
                                               --------------- ------------- -----------  -----------  ------------
Net cash provided by (used for)
 financing activities                              (177,965)       25,060        25,575          -      (127,330)
                                               --------------- ------------- -----------  -----------  ------------
Net decrease in cash and cash
 equivalents                                        (79,257)                                             (79,257)
 Cash and cash equivalents, beginning of year        99,710                                               99,710
                                               --------------- ------------- -----------  -----------  ------------
 Cash and cash equivalents, end of period       $    20,453     $       -     $       -    $     -       $20,453
                                               =============== ============= ===========  ===========  ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

15. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                 Guarantor    Nonguarantor                Adjustments/
For the Nine Months ended September 30, 2001    Subsidiaries  Subsidiaries        PM&C    Eliminations Consolidated
                                               ------------- -------------- ------------ ------------- -------------
Net cash provided by (used for)
 operating activities                           $   243,669   $ (36,576)     $ (266,345)           -     $(59,252)
                                               ------------- -------------- ------------ ------------- -------------

Cash flows from investing activities:
  Capital expenditures                              (25,033)                                              (25,033)
  Purchases of intangibles                           (7,171)                                               (7,171)
  Other                                                (889)                                                 (889)
                                               ------------- -------------- ------------ ------------- -------------
Net cash used for investing activities              (33,093)          -               -            -      (33,093)
                                               ------------- -------------- ------------ ------------- -------------

Cash flows from financing activities:
  Net repayments of term loan facility                                          (37,062)                  (37,062)
  Repayments of other long term debt                 (7,003)                                               (7,003)
  Net advances from (to) affiliates                  76,127                    (109,226)                  (33,099)
  Distributions to parent                          (343,810)   (170,508)        (33,812)  $ (266,345)     (33,812)
  Distributions to subsidiaries                    (207,084)                    (59,323)     266,407
  Contributions from parent                          59,323     207,084          59,323     (266,407)      59,323
  Contributions from subsidiaries                   170,508                     343,810     (514,318)
  Other                                               1,823                      (1,200)                      623
                                               ------------- -------------- ------------ ------------- -------------
Net cash provided by (used for)
 financing activities                              (250,116)     36,576         162,510            -      (51,030)
                                               ------------- -------------- ------------ ------------- -------------

Net decrease in cash and cash
 equivalents                                        (39,540)                   (103,835)                 (143,375)
Cash and cash equivalents, beginning of year         76,982                     106,279                   183,261
                                               ------------- -------------- ------------ ------------- -------------
 Cash and cash equivalents, end of period       $    37,442   $       -       $   2,444   $      -       $ 39,886
                                               ============= ============== ============ ============= =============

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

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc and the National Rural Telecommunications Cooperative; litigation with DirecTV, Inc.; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation or the acquisition by a third party of the DirecTV business and the related confusion in the marketplace; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition, including the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels and deceptive sales practices by agents of the competing direct broadcast satellite provider; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; expansion of land based communication systems; technological developments and difficulties; the ability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

     "We," "us," and "our" refer to Pegasus Media & Communications, Inc. together with its subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.
         Approximately 96% of our consolidated revenues and 91% of the expenses within consolidated loss from operations for the nine months ended September 30, 2002, and 96% of our assets at September 30, 2002 were associated with our DBS business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 12 of the Notes to Consolidated Financial Statements for information on the litigation.

         Hughes Electronics Corporation, which is the parent company of DirecTV, and EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States, have

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

agreed to merge,subject to regulatory approval. However, recently the Federal Communications Commission declined to approve the merger and the Department of Justice along with 23 states filed a lawsuit to block the merger. At this time, we are unable to predict the effect of our litigation with DirecTV on our financial position, results of operations, cash flows, and future operations. We also do not know at this time whether EchoStar and Hughes will continue to seek regulatory approval for their proposed merger or not, and the resulting impact thereof.

         Through September 30, 2002, PSC purchased a portion of PM&C's 12-1/2% senior subordinated notes due July 2005. We, PSC, and/or PCC may from time to time engage in transactions that involve the purchase and/or exchange of our notes or securities of PSC and/or PCC. Such transactions may be made in the open market or in privately negotiated transactions. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

Results of Operations

         In this section, amounts and changes specified are for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, unless indicated otherwise. With respect to our income or loss from operations, we focus on our DBS business, as this is our only significant business.

DBS Business

Revenues:

         Revenues increased $28.9 million to $647.5 million primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001 and, effective July 1, 2002, a royalty fee that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. Revenue increases were partially offset by revenue decreases from a reduction in the number of subscribers, a reduction in on demand viewing, and subscribers downgrading to a less expensive mix of programming offered by us primarily, we believe, as the result of the effect of general economic conditions on our subscribers.

Direct Operating Expenses:

         Programming expense increased $21.3 million to $286.9 million primarily due to a broad rate increase commencing January 2002 and a targeted increase to certain programming rates commencing August 2002 charged to us by the National Rural Telecommunications Cooperative ("NRTC"), through which we receive our DIRECTV programming. Also contributing to the increase was our lowered expectations of the amount of patronage that we are to receive from the NRTC for 2002 compared to that received in 2001. Patronage from the NRTC reduces the programming expense we incur. Increased costs incurred by the NRTC in 2002 combined with our loss of subscribers in 2002 (discussed below) have factored into our lowered patronage expectations. The increase in programming expense was offset in part by the loss of subscribers in 2002.

         Other subscriber related expenses increased $1.3 million to $152.4 million primarily due to a one time contract termination fee of $4.5 million, offset in part by a decrease in bad debt expense. We accrued a liability in the third quarter 2002 for the termination fee connected with a contract for call center services for which we gave notice of termination during the quarter. The decrease in bad debt expense was mainly due to our focus in 2002 on improving the quality of the subscriber base that we obtain and retain over the quality of the subscriber base that existed prior to 2002.

Operating Margins:

         Our operating margin is the difference between net revenues and direct operating expenses (excluding depreciation and amortization). Operating margins for the nine months ended September 30, 2002 and 2001 were $208.2 million and $202.0 million, respectively, and the operating margin ratio percent for these respective periods was 32.2% and 32.6%. Excluding the one time contract termination fee of $4.5 million referred to above, the operating margin and ratio for the nine months ended September 30, 2002 was $212.7 million and 32.9%, respectively. The increase in the current period ratio, as adjusted to exclude the contract termination fee, reflects the

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

incremental effects of revenue rateincrease and royalty fee pass through discussed under revenues above, and the decrease in bad debt expense discussed under direct operating expenses above.

Other Operating Expenses:

         Promotion and incentives and advertising and selling costs constitute our expensed subscriber acquisition costs ("SAC"). Equipment and installation subsidies and commissions form a substantial portion of promotions and incentives and advertising and selling, respectively. Subsidies and commissions are direct and incremental costs incurred with respect to our DIRECTV subscription plans. We incur subsidies and commissions only when subscribers are added. We are able to defer subsidies and commissions for plans that have minimum service commitment periods and early termination fees, with amounts deferred not to exceed the amount of the termination fees. Subsidies and commissions deferred are amortized over the 12 month commitment period to which the termination fees apply and charged to amortization expense. Also, we are able to capitalize equipment subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. Equipment subsidies capitalized are depreciated over their estimated useful lives of three years and charged to depreciation expense. Subsidies and commissions that are not deferred or capitalized are expensed as promotion and incentives expense and advertising and selling expense, respectively.

         Gross SAC costs decreased by $70.6 million to $78.1 million primarily due to reduced gross subscriber additions this year compared to last year. Additionally, commissions for the nine months ended September 30, 2001 were higher due to amounts incurred under the seamless marketing agreement with DirecTV that was in effect during 2001. That agreement was terminated in July 2001, and is the subject of litigation. See Note 12 of the Notes to Consolidated Financial Statements for information on the litigation.

         SAC costs deferred increased $15.8 million to $24.3 million primarily due to substantially all of the subscription plans sold through our controlled channels in 2002 containing provisions, as described above, that enabled us to defer costs, whereas for 2001, plans with such provisions principally commenced in the third quarter 2001. Our controlled channels consist of our independent dealer and distributor network and direct sales channels, which are our predominant sales channels. SAC costs capitalized increased $10.5 million to $20.1 million primarily due to a greater number of plans in place in 2002 than 2001 under which equipment was eligible to be capitalized.

         Primarily as a result of the reduced subscriber additions and increased amounts deferred and capitalized noted above, aggregate promotions and incentives and advertising and selling expenses decreased $96.9 million to $33.7 million. Also contributing to a decrease in advertising and selling expenses was a reduction in advertising expenses of $8.2 million primarily due to a focused cost reduction initiative. Amounts we expend for advertising are discretionary on our part.

         General and administrative expenses decreased $5.9 million to $21.0 million due to a broad based cost reduction effort that we have undertaken in 2002.

         Depreciation and amortization decreased $65.8 million to $123.9 million primarily due to our adoption in first quarter 2002 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. The lives of our DBS rights are subject to litigation. See Note 12 of the Notes to Consolidated Financial Statements for information on this litigation.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

         Included in depreciation and amortization for the nine months ended September 30, 2002 and 2001 was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $32.2 million and $3.6 million, respectively. The difference is due to the increased amount of costs deferred and capitalized in the current year, as discussed above.

Subscribers:

         Our number of subscribers at September 30, 2002 was 1,341,000. We have experienced a net reduction in the number of subscribers in the nine months ended September 30, 2002 as the number of subscribers that have churned exceeded the number of subscribers that we have added by approximately 40,000. This net decrease excludes the one time adjustment to decrease our subscriber count that was made and reported in the first quarter 2002 of 138,000. We believe that the reasons for the net 40,000 decrease are: 1) our focus on enrolling more creditworthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DirecTV does not offer local channels; 3) our service becoming less affordable as a result of our royalty cost pass through to subscribers; 4) the effect of general economic conditions on our subscribers and potential subscribers; 5) deceptive sales practices by agents of the competing direct broadcast satellite provider; 6) the departure of subscribers due to the effect that the replacement of DIRECTV system access cards had on subscribers that had been pirating a portion of their services; and
7) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains.

         We will continue to face intensive competition from other providers for the foreseeable future, most notably as a result of the local into local programming provided by the competing direct broadcast satellite provider in certain markets where DirecTV does not offer such programming. We believe that the deceptive sales practices engaged in by agents of the competing direct broadcast satellite provider may subside as a result of the aforementioned regulatory rulings surrounding the proposed EchoStar and Hughes merger, although the practices have continued into the fourth quarter. For the foreseeable future, we expect to continue to see a decrease in subscribers obtained from DirecTV's national retail chains. Reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV results from efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories.

         We will continue to focus on adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include:
1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers. Our subscriber screening policies may generate a lesser number of subscriber additions, but we expect that the subscribers added will be of a higher quality. We expect that this will have an immediate favorable impact on our cash flows due to a reduction in SAC costs. We also believe that this will have a longer term favorable impact on our cash flows due to an overall extension of subscriber lives, thereby leading to a more favorable churn experience. We manage our subscriber base to maximize cash flow generation. To the extent that net subscriber reductions resulting from our recent churn experience continue and unfavorably impact our cash flow generation, our subscriber retention efforts and investments will be increased accordingly. We believe that net reductions in our number of subscribers will not have a significant effect on our operating margins for 2002.

Broadcast Business

         The continuing broadcast operations had revenues for the nine months ended September 30, 2002 and 2001 of $25.7 million and $24.6 million, respectively, and net losses from continuing operations for the nine months ended September 30, 2002 and 2001 of $555 thousand and $3.1 million, respectively. We provide this information with respect to the broadcast operations for context purposes only, for we believe that these operations are not significant relative to the overall scope and understanding of our operations.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses, net primarily consisted of amounts incurred in our litigation with DirecTV of $10.1 million and $14.7 million for the nine months ended September 20, 2002 and 2001, respectively.

         Interest expense decreased $27.1 million to $28.2 million primarily due to: 1) $17.0 million for the exchange, with concurrent cancellation, of the notes of our subsidiaries Golden Sky Systems and Golden Sky DBS in May 2001 for like notes of PSC; 2) $3.5 million for the repayment of all principal amounts outstanding under Golden Sky Systems' credit facility in June 2001 with the concurrent termination of the facility; and 3) $8.9 million for lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001, offset in part by increased interest of $2.2 million incurred with respect to our swap instruments. Borrowings under our credit facilities are generally subject to short term LIBOR rates that vary with market conditions. The interest we have incurred in 2002 on these borrowings has benefited from relatively low market LIBOR rates available throughout 2002. We have swap instruments that exchange the market LIBOR rates incurred on our credit facilities based on an aggregate notional amount of $72.1 million for fixed rates of interest specified in the swap contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. Since our swaps are a hedge against rising interest rates, we pay additional interest when the applicable market LIBOR rates are less than the fixed rates. The applicable LIBOR rates have been less than the related fixed swap rates for all of 2002. As a result, we incurred additional cash interest expense of $2.6 million in the nine months ended September 30, 2002 for the difference between the market rates and the fixed rates.

         Interest income decreased by $3.2 million to $234 thousand due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

         Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized. We had incurred an other than temporary decline in fair market value in this investment in the third quarter 2001 for which we realized an impairment loss of $34.2 million.

         We had other nonoperating income, net of $2.2 million for the nine months ended September 30, 2002, compared to other nonoperating expense, net of $5.5 million for the corresponding period of 2001. This difference was primarily due to the increase in the fair value of our interest rate instruments this year of $2.3 million compared to a decrease in the fair value of these instruments last year of $4.5 million. The fair values of our interest rate instruments are based on the amounts that the related contracts could be settled at on any designated day, as computed by the institutions that are party to the contracts. No cash is exchanged on these assumed settlement dates, but we record gains for increases and losses for decreases in fair values between assumed settlement dates, which occur on each calendar quarter end month.

         The income tax benefit on the loss from continuing operations decreased $89.0 million to $11.7 million due to a reduced amount of pretax losses in the current year compared to the corresponding prior year period.

         We have entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. The sale is contingent upon conditions typical of sales of this nature, including final approval by the Federal Communications Commission of the transfer of the station's broadcast license to the buyer. It is anticipated that the sale will occur in the first quarter of 2003.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

We have classified the operations of this station as discontinued for all periods presented. Revenues and pretax loss of the discontinued operation were as follows (in thousands):

                    Three Months Ended               Nine Months Ended
                       September 30,                   September 30,
                    2002            2001            2002             2001
                -------------    -----------    --------------    -----------
Revenues        $     209        $      7       $      546        $      7
Pretax loss          (433)           (317)          (1,604)           (370)

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 becomes effective for us on January 1, 2003. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We continue to study our long lived assets to determine if any legal liabilities are connected with them that need to be recognized upon the adoption of this statement.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" becomes effective for us on January 1, 2003. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 will not be reported as extraordinary after that date. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations in the statement of operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" becomes effective for us on January 1, 2003. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 after its effective date when we engage in any of the covered activities.

Other Information

         Premarketing cash flow of our DBS business was $191.7 million and $175.0 million for the nine months ended September 30, 2002 and 2001, respectively. EBITDA for our DBS business was $158.0 million and $44.4 million for the nine months ended September 30, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by subtracting DBS direct operating expenses (excluding depreciation and amortization), as adjusted to exclude the one time contract termination fee therein of $4.5 million, and general and administrative expenses from DBS revenues. DBS EBITDA is DBS premarketing cash flow less DBS promotions and incentives and advertising

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

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

         For the nine months ended September 30, 2002, net cash provided by operating activities was $70.8 million, net cash used for investing activities was $22.7 million, and net cash used for financing activities was $127.3 million, primarily consisting of net distributions to PSC.

         Adjusted operating cash flow for the 12 months ended September 30, 2002 was $230.5 million. Adjusted operating cash flow is operating cash flow of the DBS business for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow, for the purpose of only calculating adjusted operating cash flow, is income or loss from operations, adding back depreciation, amortization, and other noncash items therein, and subscriber acquisition costs. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

         We believe that our existing cash resources combined with cash projected to be provided by operations in the next 12 months are sufficient to meet our liquidity and capital resource needs for the next 12 months. However, we cannot provide any assurance as to the amount or sufficiency of cash that will be provided by our operations within the next 12 months.

ITEM 4.    CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President - Finance and Controller (the principal financial officer), to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Vice President - Finance and Controller concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 12 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Pegasus Media & Communications, Inc.


November 14, 2002                 By: /s/  Joseph W. Pooler, Jr.
        Date                      Joseph W. Pooler, Jr.
                                  Vice President - Finance and Controller
                                  (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Media & Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)     presented  in  this  quarterly   report  our   conclusions
                about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By: /s/ Marshall W. Pagon
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasus Media & Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)        presented  in  this  quarterly   report  our   conclusions
                  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By: /s/ Joseph W. Pooler
Joseph W. Pooler
Vice President - Finance and Controller