Form 10-K
period 2002-12-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2003-03-31
CIK 948590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to __________

                         Commission File Number 33-95042

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                  23-2778525
                       --------                                  ----------
            (State or other jurisdiction of                     (IRS Employer
            incorporation or organization)                   Identification No.)

c/o Pegasus Communications Management Company
225 City Avenue; Suite 200, Bala Cynwyd, PA                         19004
-----------------------------------------------------               -----
       (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (888) 438-7488

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No /X/

         As of the last business day of the registrant's most recently completed second fiscal quarter on June 28, 2002, all of the registrant's outstanding voting stock was held by the parent of the registrant, and therefore, the aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $0.00.

         Number of shares of each class of the registrant's common stock outstanding as of March 10, 2003:

                  Class A Common Stock, $0.01 par value              161,500
                  Class B Common Stock, $0.01 par value                8,500

         The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format authorized by General Instruction I.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                       PART I

ITEM 1.       BUSINESS........................................................................................    1
ITEM 2.       PROPERTIES.......................................................................................  13
ITEM 3.       LEGAL PROCEEDINGS................................................................................  14
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................  16

                                                       PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................  17
ITEM 6.       SELECTED FINANCIAL DATA..........................................................................  17
ITEM 7.       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.....................................  17
ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  27
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................  30
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.............................................................................  30

                                                      PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................  31
ITEM 11.      EXECUTIVE COMPENSATION...........................................................................  31
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS .....................................................................  31
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................  31
ITEM 14.      CONTROLS AND PROCEDURES..........................................................................  32

                                                       PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................  32

                                     PART I

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Media & Communications, Inc. that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV, Inc.; the possible sale of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         All references to "we" or "us" refer to Pegasus Media & Communications, Inc., together with its direct and indirect subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC.

ITEM 1.  BUSINESS

The Company

         PM&C is a holding company and conducts substantially all of its operations through its subsidiaries. PM&C has separate subsidiaries that conduct our direct broadcast satellite ("DBS") business and substantially all of our broadcast television business.

General

         We are:

            o a satellite TV company primarily focused on providing services to rural and underserved areas of the United States;

            o the tenth largest multichannel video provider in the United States and the third largest DBS provider;

            o the largest independent distributor of DIRECTV(R) programming with in excess of 1.3 million subscribers at December 31, 2002 and the exclusive right to distribute DIRECTV services exclusively to approximately 8.2 million rural households in 41 states and a retail network of over 3,000 independent retailers; and

            o the owner or programmer of 11 TV stations affiliated with either
              CBS Television ("CBS"), Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), or The WB Television Network ("WB").

Corporate Mission

         Our mission is to provide broadcast video and other digital services to consumers in rural and underserved areas of the United States. We are the only publicly traded media company focused exclusively on serving America's rural and underserved areas. In the future, we hope to expand the scope of services that we offer and believe that the sales, customer service, and business infrastructure that we have developed and continue to refine will assist us in accomplishing our mission.

DBS in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of approximately 11 homes per square mile. There are approximately 90 million people, 34 million households, and three million businesses located in rural areas of the United States. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, DBS services have strong cost advantages over cable and other wireline distribution systems in rural areas. Rural areas, therefore, represent a large and attractive market for DBS services.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and operate a limited number of store locations. For these reasons, service providers seeking to establish broad and effective rural distribution have limited alternatives:

            o they may seek to distribute their services through national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas;

            o they may seek to establish direct sales channels in rural areas;

            o they may seek to distribute through networks of independent retailers serving rural areas, such as have been established by EchoStar Communications Corporation and by Pegasus.

DBS Business Strategy

         In fiscal 2001 we shifted our business strategy from an emphasis on subscriber growth to a focus on: 1) increasing the quality of new subscribers and the composition of our existing subscriber base, 2) enhancing the returns on investment in our subscribers, 3) generating free cash flow, and 4) preserving liquidity. To attain these goals, we have significantly changed our subscriber acquisition, development, and retention plans and have implemented broad based cost reduction measures.

         The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. More specifically, our strategy includes:

            o Adding and keeping high margin, creditworthy subscribers. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

            o Continued development of the Pegasus retail network. We have established our network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand our retail network to over 3,000 independent retailers in 41 states. We believe that our retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand our retail network in order to increase the penetration of DIRECTV in rural areas while making our retail network more effective and valuable to us by continuing to eliminate dealers associated with high churn subscribers, developing incentives that reward dealers for obtaining longer term, better revenue generating subscribers, and selectively limiting dealer participation in certain sales programs.

            o Continued development of alternate channels of distribution. We are also expanding our marketing of DIRECTV beyond our traditional retail network. We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, multichannel multipoint distribution services ("MMDS"), and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models (a sales model that does not involve equipment at point of sale). In all cases, we will closely align channel and subscriber economics to the expected quality of subscribers acquired.

            o Generating future growth by bundling additional digital services with our distribution of DIRECTV programming. New digital services, such as digital audio services, broadband multimedia services, and mobile satellite services, are or will be increasingly introduced to consumers and businesses in the next five years. We believe that these services, like DBS, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital service providers will confront the same difficulties that DBS service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that our retail network, alternative sales channels, and our relationships with our existing DBS subscriber base will enable us to establish relationships with digital service providers that will position us to capitalize on these new opportunities.

         Broad based cost reduction measures we undertook in 2002 to aid in preserving liquidity and improving operating performance included 1) work force reductions, 2) reductions in discretionary expenditures, such as advertising and selling expenses, 3) reduced amounts expended for communication services resulting from a renegotiation of a contract for such services, 4) reduction in bad debt expense that resulted from a better quality subscriber base and improved account collection efforts, and 5) reduction in customer care costs related to dispatch management and improved customer care efficiency metrics.

DBS Television

         There are currently two nationally branded DBS programming services:
DIRECTV, which is a service of DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation, and The DISH Network ("DISH"), which is owned by EchoStar Communications Corporation.

         Both DBS programming services are digital services and require that a subscriber install or have installed a satellite receiving antenna (or dish) and a digital receiver. DIRECTV and DISH require a satellite dish (as small as 18 inches in diameter, depending upon the services received). As of December 31, 2002, the market shares of DIRECTV and DISH among all DBS subscribers nationally were approximately 58% and 42%, respectively, compared to approximately 61% and 39%, respectively, at December 31, 2001.

DIRECTV

         DIRECTV offers in excess of 800 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. We believe that DIRECTV's extensive line up of pay per view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Communications Galaxy, Inc, succeeded by DIRECTV, Inc., entered into an agreement with the National Rural Telecommunications Cooperative ("NRTC") authorizing the NRTC to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and affiliates initially acquired such exclusive rights, thereby becoming DIRECTV rural affiliates.

         When DIRECTV was launched in 1994, we were the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, we first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since October 1996, we have collectively completed an aggregate of 166 acquisitions directly ourselves or indirectly through our acquisitions of Digital Television Services, Inc. in April 1998 and Golden Sky Holdings, Inc. in May 2000. Our last acquisition occurred in the first quarter of 2000.

DIRECTV Programming

         DIRECTV programming includes 1) cable networks, broadcast networks (including, where available, local broadcast network services, which is also known as "local into local", channels), and audio services available for purchase in tiers for a monthly subscription, 2) premium services available a la carte for a monthly subscription, 3) sports programming (including regional sports networks and seasonal collegiate and premium professional sports packages) available for a yearly, seasonal, or monthly subscription, and 4) movies and events available for purchase on a pay per view basis.

         Our core programming packages consist of Select Choice, Total Choice, Total Choice Plus, and Total Choice Premier. The following is a summary of these programming packages:

            o Select Choice. Delivers over 45 popular channels of news, sports, and entertainment programming and optional access to pay per view channels that retails for $24.99 per month.

            o Total Choice. Delivers over 110 basic entertainment channels, including 31 digital music channels and optional access to pay per view channels, that retails for $34.99 per month.

            o Total Choice Plus. Delivers over 125 basic entertainment channels, including everything in Total Choice and over 15 additional channels and optional access to pay per view channels, that retails for $38.99 per month.

            o Total Choice Premier. Delivers more than 180 channels, including everything in Total Choice Plus, 31 premium movie channels, and over 20 regional and specialty sports networks and optional access to pay per view channels, that retails for $84.99 per month.

         Core programming package pricing includes the benefits of the Pegasus Digital One Plan (see - DBS Sales and Distribution - The Pegasus Digital One Plan below) such as repair service without additional cost, if the subscriber is covered by that plan, but does not include a royalty fee of up to $1.50 to reimburse us for certain costs.

         We offer other programming in addition to our core programming packages. In designated market areas ("DMA's") where available, subscribers may obtain local broadcast network services packages for $6.00 per month. There are 206 DMA's in the continental United States. We have subscribers that reside in 132 DMA's. Local broadcast network services offered by DIRECTV, Inc. are currently available in 33 of the DMA's where our subscribers reside. Our local broadcast network services packages include stations from the major networks ABC, CBS, NBC, and Fox, as well as PBS, WB, and UPN stations and independent stations, where available. DIRECTV, Inc. announced that in 2003 it will bring local broadcast network services to more DMA's. By the end of 2003, local broadcast network services will be available to our subscribers in 65 DMA's.

         We provide premium sports programming such as NFL SUNDAY TICKET(TM), which allows subscribers to view as many as 14 NFL games played each Sunday during the regular season, subject to blackout restrictions. DIRECTV is the exclusive DBS provider of NFL SUNDAY TICKET. In addition, we provide subscriptions for other premium professional and collegiate sports programming, such as NBA LEAGUE PASS, MEGA MARCH MADNESS(R), MLB EXTRA INNINGS(SM), NHL(R) CENTER ICE(R), MLS SHOOTOUT, ESPN GamePlan, and ESPN FULL COURT(R).

         All of our programming packages offer access to our pay per view channels. We offer a selection of movies, including new hit movies, sports, and other live events on a pay per view basis that subscribers can order from their remote control, online or by telephone. Our pay per view movies range from $2.99 to $5.99 per movie, but most are priced at $3.99. Movies recently released for pay per view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular movie.

         Subscribers may also subscribe to various premium services. We distribute up to 31 different premium channels including seven HBO channels, four STARZ!(R), five SHOWTIME(R), eight ENCORE(SM), two feeds of The Movie Channel(R), three Cinemax(R) channels, FLIX(R), and Sundance Channel(R). We also offer Sports Pack, consisting of regional and specialty sports networks including The Golf Channel(R), NBA TV, Outdoor Channel(R), Fox Sports World, Fox Sports Net(R) channels, Comcast Sports Net, Empire Sports Network, Madison Square Garden(R), New England Sports Network, Sunshine Network, and the YES Network(R). Premium services are available to subscribers at prices based upon the number of services selected, ranging from $12 for one service to $48 for five services.

DBS Sales and Distribution

         We obtain new subscribers through several channels of distribution. Marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. In all channels there is a significant emphasis on credit scoring of potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages and are closely correlated to favorable churn performance, cash flow generation, and ultimately returns on investment in subscribers.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in these market segments as their primary source of television programming. We believe that these market segments will continue to be a source for new subscribers for us in the future.

         We offer a variety of incentives to our subscribers, dealers, and distributors. Incentives to subscribers consist of free or discounted prices for DIRECTV programming, equipment needed to access the programming, and installation of equipment that accesses the programming. Incentives in the form of equipment subsidies, installation subsidies, commissions, and/or flex payments are paid directly to dealers and distributors. Our incentives are changed from time to time in accordance with certain business rules to reward particular dealer behavior or to achieve a particular mix of sales offers.

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 3,000 independent satellite, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of better subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with certain equipment subsidies provided by us.

          Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce subscriber acquisition costs ("SAC"). We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through certain distribution arrangements with third party service providers and national distributors.

         We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, MMDS, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through certain fulfillment arrangements with third party service providers and national distributors (see Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DIRECTV, Inc.

         Two Step Distributor Relationships. In order to facilitate the acquisition of subscribers via our retail network, our direct sales capabilities, and alternate channels of distribution, we have entered into certain distribution and fulfillment arrangements with national distributors. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who, in turn, provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Distributors also drop ship to subscribers or arrange for equipment fulfillment to subscribers obtained through our direct sales channel or through one of our other alternate channels of distribution. For these channels of distribution, we directly enroll subscribers and arrange for equipment delivery and installation through distributors.

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: Pegasus Digital One Plan or a Standard Sale Plan.

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional cost (subject to certain conditions). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we have title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

         Standard Sale Plan. Under this plan, subscribers purchase equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

DBS Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes Communications Galaxy, Inc. entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DBS reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement entered into in 1992, as amended in 1994, Hughes offered members and affiliates of the NRTC the opportunity to become the exclusive providers of certain DBS services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. NRTC members and affiliates that participated in its DBS program acquired the rights to provide the DBS services described above in their service areas. The service areas purchased by participating NRTC members and affiliates were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the NRTC, participating through agreements in its DBS program. The agreement between Hughes (and DIRECTV, Inc. as its successor) and the NRTC, and related agreements between the NRTC and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the DBS services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV, Inc. In addition, the participating members and affiliates are required to reimburse DIRECTV, Inc. for their allocable shares of certain common expenses, such as programming, satellite specific costs and expenses associated with the billing and authorization systems, and to remit to DIRECTV, Inc. a 5% fee on subscription revenues.

         DIRECTV, Inc. has disputed the extent of the rights held by the participating NRTC members and affiliates. See ITEM 3. Legal Proceedings-- DIRECTV Litigation.

         The agreements between the NRTC and participating NRTC members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. Our agreements with the NRTC may also be terminated as follows:

            o If the agreement between DIRECTV, Inc. and the NRTC is terminated because of a breach by DIRECTV, Inc., the NRTC may terminate its agreements with us, but the NRTC will be responsible for paying to us our pro rata portion of any refunds that the NRTC receives from DIRECTV, Inc.

            o If we fail to make any payment due to the NRTC or otherwise breach a material obligation of our agreements with the NRTC, the NRTC may terminate our agreement with the NRTC in addition to exercising other rights and remedies against us.

            o If the NRTC's agreement with DIRECTV, Inc. is terminated because of a breach by the NRTC, DIRECTV, Inc. is obligated to continue to provide DIRECTV programming to us by assuming the NRTC's rights and obligations under the NRTC's agreement with DIRECTV, Inc. or under a new agreement containing substantially the same terms and conditions as the NRTC's agreement with DIRECTV, Inc.

         We are not permitted under our agreements with the NRTC to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the NRTC and DIRECTV, Inc., which consents cannot be unreasonably withheld.

         The NRTC has adopted a policy requiring any party acquiring DIRECTV distribution rights from a NRTC member or affiliate to post a letter of credit to secure payment of NRTC's billings when acquisitions occur and when monthly payments to the NRTC exceeds a specified amount. Pursuant to this policy, our subsidiaries and we have posted at December 31, 2002 $59.0 million of letters of credit.

         On August 9, 2000, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. entered into an agreement with DIRECTV, Inc. to provide seamless customer service to all of our existing and prospective subscribers pursuant to a seamless consumer program agreement. The seamless consumer program agreement allows us to provide subscribers more expansive service selection during activation and a simplified and consolidated billing process. In particular, we have the right to provide our subscribers with video services currently distributed by DIRECTV, Inc. from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax, and The Movie Channel, as well as sports programming and local TV stations. Under the agreement, we retain 10% to 20% of the revenues associated with these additional programming services. The agreement is terminable by DIRECTV, Inc. on 90 days notice. The premium services portion of the agreement is the subject of litigation with DIRECTV, Inc. For more information concerning this ongoing litigation, see ITEM
3. Legal Proceedings--DIRECTV Litigation--Pegasus Satellite Television and Golden Sky Systems.

Broadcast Television

         We own or operate 11 TV stations affiliated with CBS, Fox, UPN, or WB. The markets served by and network affiliations of the stations are: Jackson, Mississippi - WB, UPN; Chattanooga, Tennessee - Fox; Gainesville, Florida - CBS; Tallahassee, Florida - Fox, UPN; Wilkes-Barre/Scranton, Pennsylvania - Fox, WB; and Portland, Maine - WB, UPN.

         We have entered into local marketing or similar agreements ("LMA's") in certain markets where we already own a station. These agreements allow us to program the broadcast hours of a station we do not own and sell advertising for that time, and provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the Federal Communications Commission ("FCC") has adopted changes to its ownership rules that in most instances would prohibit us from expanding in our existing markets through LMA's and may require us to modify or terminate our existing agreements. The changes in the rules directly relating to LMA's were affirmed by a federal court last year. That same court also remanded to the FCC, for further justification, the FCC rule limiting the number of broadcast television stations in which one party may have an attributable interest (which may include an interest resulting from an LMA) in the same market. The FCC is now reviewing that rule pursuant to the biennial review of its ownership restrictions mandated by the Telecommunications Act. We have two markets in which we own a station and separately program a station pursuant to an LMA: in Portland, Maine, we own a station affiliated with WB and program a UPN affiliate pursuant to an LMA; in Wilkes-Barre/Scranton, we own a station affiliated with Fox and program a WB affiliate pursuant to an LMA.

Competition

         Our DBS business competes with a number of different sources that provide news, information, and entertainment programming to consumers, including:

            o EchoStar;

            o cable television systems;

            o internet companies;

            o local television broadcast stations that provide off air programming that can be received using a roof top antenna and television set;

            o satellite master antenna television systems, commonly known as
              SMATV, which generally serve condominiums, apartment and office complexes, and residential developments;

            o wireless program distribution services, commonly called wireless cable systems, which use low power microwave frequencies to transmit video programming over the air to subscribers;

            o other operators who build and operate communications systems in the same communities that we serve;

            o movie theaters; and

            o home video products.

Each of these may be able to offer more competitive packages or pricing than DIRECTV, Inc. or we can provide. In addition, the DBS industry is still evolving and recent or future competitive developments could adversely affect our DBS business.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets, and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic, and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or the possible effects on our businesses.

Employees

         As of December 31, 2002, we had 1,093 full time and 153 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Legislation and Regulation

         This section sets forth a brief summary of regulatory issues pertaining to our DBS business. It is not intended to describe all present and proposed government regulation and legislation that affects the DBS industry in general or us or our operations in particular.

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended ("Communications Act"). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including us and certain of the services we provide.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a cable operator or a common carrier (such as a telephone company), DBS operators such as DIRECTV, Inc. are free to set prices and serve subscribers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among subscribers. However, there are laws and regulations that affect DIRECTV, Inc. and, therefore, affect us. As an operator of a privately owned U.S. satellite system, DIRECTV, Inc. is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

            o the licensing of individual satellites (i.e., the requirement that
              DIRECTV, Inc. meet minimum financial, legal, and technical standards);

            o avoidance of interference with radio stations; and

            o compliance with rules that the FCC has established specifically for DBS licenses, including rules that the FCC is in the process of adopting to govern the retransmission of television broadcast stations by DBS operators.

         As a distributor of television programming, DIRECTV, Inc. is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct to home satellite services and that criminal penalties may be imposed for piracy of direct to home satellite services. The Telecommunications Act also offers direct to home operators relief from private and local government imposed restrictions on the placement of receiving antennae. In some instances, direct to home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement

Congress' intent by prohibiting any restriction, including zoning, land use, or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance, or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct to home services, including DBS.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multichannel video services, such as wireless cable and direct to home. DIRECTV, Inc. and we have benefited from the programming access provisions of the Communications Act and implementing rules in that DIRECTV, Inc. has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV, Inc. in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV, Inc.'s ability to acquire programming on a cost effective basis, which would have an adverse impact on us. The prohibition on exclusive programming contracts between cable affiliated programmers and cable operators will expire in October 2007 unless the FCC extends such restrictions.

         The FCC has adopted rules imposing public interest requirements for providing video programming on direct to home licensees, including, at a minimum, reasonable and nondiscriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for noncommercial programming of an educational or informational nature. Within this set aside requirement, direct to home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct to home provider's direct costs of making the capacity available to the programmer.

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator's system providing local into local service in their respective markets.

         SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provided that, as of January 1, 2002, a satellite carrier that relies on the statutory copyright license to retransmit a broadcast station to subscribers in the station's local market is required to retransmit any other broadcast station in that market that has elected to assert its right to mandatory carriage and has so notified the satellite carrier. Broadcast stations in markets where a satellite carrier is retransmitting a local signal were required to make their election by July 1, 2001; carriers receiving such notice have 30 days to respond. The initial election remains in effect until December 31, 2005; thereafter, broadcasters will make new elections every three years. In December 2001, the U.S. Court of Appeals for the 4th Circuit rendered a decision upholding the carry one, carry all provisions of SHVIA. In June 2002, the U.S. Supreme Court denied requests that it review the 4th Circuit decision.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria that the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC also has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The FCC has commenced a proceeding to consider the application of these rules to the carriage of digital signals.

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

         We are subject to federal regulatory requirements other than those discussed above, such as equal employment opportunity regulations and the Federal Trade Commission and FCC telemarketing rules. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of direct to home satellite services, aspects of DBS service remain regulated at the state and local level. A number of state and local governments have attempted to impose consumer protection, customer service, and other types of regulation on DBS providers that may affect the way in which we conduct our operations.

ITEM 2.  PROPERTIES

         We rent space for our corporate headquarters located in Bala Cynwyd, Pennsylvania from a subsidiary of PCC that owns the building in which our headquarters are located.

         We lease space in Marlborough, Massachusetts, Louisville, Kentucky, and Lenexa, Kansas for call centers or other functions related to our DBS operations. These leases expire on various dates through 2007. In connection with our broadcast television operations, we own or lease various transmitting equipment and towers, television stations, and office space.

ITEM 3.  LEGAL PROCEEDINGS

DIRECTV Litigation:

National Rural Telecommunications Cooperative

         Our subsidiaries Pegasus Satellite Television, Inc. ("PST") and Golden Sky Systems, Inc. ("GSS") are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV, Inc. filed a counterclaim seeking judicial clarification of certain provisions of DIRECTV, Inc.'s contract with the NRTC. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. It is anticipated that a motion will be filed with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim.

         On June 22, 2001, DIRECTV, Inc. brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. The seamless marketing agreement provided seamless marketing and sales for DIRECTV retailers and distributors. On July 16, 2001, PST and GSS filed a cross complaint against DIRECTV, Inc. alleging, among other things, that 1) DIRECTV, Inc. breached the seamless marketing agreement and 2) DIRECTV, Inc. engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. This suit has since been removed to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added claims for 1) rescission of the seamless marketing agreement on the ground of fraudulent inducement, 2) specific performance of audit rights, and 3) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortious interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DIRECTV, Inc.'s motion to dismiss 1) the specific performance claim and 2) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DIRECTV, Inc.'s motion to dismiss the implied covenant of good faith claim in its entirety.

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. The court removed a hearing date of December 16, 2002 and no new date has been set for hearing or resolution of pending motions.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear whether all the lawsuits will be tried together.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction I(2)(c) of Form 10-K, we have omitted the information called for by this otherwise required item.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         PM&C's common stock is entirely held by PSC and, therefore, there is no established public trading market for the stock. From time to time, as permitted by PM&C's credit facility and the indenture related to its 12-1/2% series B senior subordinated notes, we make cash and noncash distributions to our parent. Distributions to our parent were $278.4 million and $44.2 million in 2002 and 2001, respectively. During 2002 and 2001, we received contributions from our parent of $112.1 million and $470.6 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         In reliance upon General Instruction I(2)(a) of Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

In reliance upon General Instruction I(2)(a) of Form 10-K, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations that explains the reasons for material changes in the amount of revenue and expense items between our most recent fiscal year and the fiscal year immediately preceding it. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes included herein beginning on page F-1.

General

         Our principal business is the DBS business. This business provides multichannel DBS services as an independent provider of DIRECTV services in exclusive territories primarily within rural areas of 41 states. For 2002 and 2001, revenues for this business were 96% of total consolidated revenues, and operating expenses for this business were 92% and 93%, respectively, of total consolidated operating expenses. Total assets of the DBS business were 95% and 97% of total consolidated assets at December 31, 2002 and 2001, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         The following sections focus on our DBS business, as this is our only significant business segment. We believe this will assist with understanding our financial position, results of operations, and cash flows.

Use of Estimates and Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates relate to recoverability and useful lives of our DBS rights assets, NRTC patronage, allowance for doubtful accounts, and valuation allowances for deferred income tax assets.

         Recoverability and Useful Lives of DBS Rights Assets. We make significant estimates relating to the useful lives, fair values, and recoverability of our DBS rights assets. Our DBS rights are our most significant intangible assets with a net carrying amount of $1.5 billion at December 31, 2002. In assessing the recoverability of our DBS rights assets, we must make assumptions regarding estimated future cash flows. Typically, the cash flows are based on our estimates and judgments of expected future results. For example, the value of our DBS rights is in large part based on the future revenue stream that is generated by our subscriber base. A significant difference in the actual number of subscribers and/or revenues generated by subscribers from the amounts we estimate could significantly affect our estimate of the fair value of the DBS rights.

         Adjustments to the useful lives of our DBS rights assets could be significant to the results of our operations. For example, at January 1, 2002 we extended the useful lives for the unamortized portion of all of our DBS rights at that date to end simultaneously in 2016 (see the discussion on depreciation and amortization in Results of Operations - Comparison of 2002 to 2001 - DBS - Other Operating Expenses for further information). Prior to 2002, each DBS rights asset generally had an estimated useful life of 10 years from the date that it was obtained. As a result, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation, and could change based on the outcome of the litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         NRTC Patronage Distributions. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2002 to be made in 2003 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2002 and 2001, we had accrued in accounts receivable-other $7.2 million and $9.3 million, respectively, and our capital investment in the NRTC was $66.2 million and $50.3 million, respectively. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $22.7 million and $44.8 million in 2002 and 2001, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The factors that the NRTC uses in determining its patronage are not in our control, and our estimate of our share of the NRTC patronage can vary from the actual patronage that we receive.

         Allowance for Doubtful Accounts. Our estimate of the allowance for doubtful accounts is based on an assessment of account collection experience and trends relative to the aging of the billings and/or specific identification of accounts contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category, or specific accounts are identified for further evaluation. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific account identification, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Should the quality of our subscriber base deteriorate or our accounts receivable collection efforts diminish, our actual bad debt expense may increase. The balance in the allowance for doubtful accounts was $7.2 million and $6.0 million at December 31, 2002 and 2001, respectively, and bad debt expense was $23.8 million and $36.5 million for 2002 and 2001, respectively.

         In addition to the above estimates and accounting policies, we believe the following concerning our SAC and revenues are critical accounting policies in understanding our results of operations.

         Subscriber Acquisition Costs. SAC is incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Promotional programming costs, which are included in promotions and incentives expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Equipment and installation subsidies that are expensed, as described below, are charged to expense when the equipment is delivered and the installation occurs, respectively, and included in promotions and incentives on the statement of operations and comprehensive loss. Dealer commissions, advertising and marketing costs, and selling costs that are expensed, as described below, are charged to expense when incurred and included in advertising and selling on the statement of operations and comprehensive loss.

         Certain SAC is capitalized or deferred. Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years and charged to depreciation expense. We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental SAC, consisting of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions, associated with these plans is deferred in the aggregate not to exceed the amounts of applicable termination fees. These costs are amortized over the minimum service commitment period of 12 months and charged to amortization expense. Direct and incremental SAC deferred is less than the contractual revenue from the plans over the commitment period. Direct and incremental SAC in excess of termination fee amounts is expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations and comprehensive loss.

         Amounts associated with SAC are contained in the following table (in thousands):


SAC:                                           2002       2001       2000
                                             --------   --------   --------
Expensed                                     $ 44,469   $145,070   $170,001
Deferred                                       31,086     19,421          -
Capitalized                                    27,021     20,830     12,209
                                             --------   --------   --------
    Total SAC incurred                       $102,576   $185,321   $182,210
                                             ========   ========   ========
Amortization of amounts deferred             $ 30,574   $  4,227   $      -
Depreciation of amounts capitalized            16,270      5,380      3,896

         Revenue. Principal revenue of the DBS business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that the we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. Equipment used by subscribers for our DIRECTV programming is an integral component of this service. Accordingly, amounts that we charge for equipment sold and installations arranged by us are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. The amount of revenue recognized periodically for equipment and installations would be affected by a change in the expected life of our subscribers, which is the estimated average amount of time we retain a subscriber. No revenue is recognized for equipment and installations provided free of charge.

Results of Operations

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization. Net losses were $25.8 million and $201.2 million for 2002 and 2001, respectively.

         We made substantial improvements in our operating results and cash flows from operating activities in 2002. Our loss from operations was $1.4 million in 2002 compared to $212.4 million in 2001, and net cash of $102.8 million was provided by operating activities in 2002 compared to net cash used for operating activities in 2001 of $59.4 million. A large portion of the improvement in our results of operations and cash flows in 2002 resulted from our new business strategy (see ITEM 1. Business--DBS Strategy) being fully effective throughout the year and broad based cost reduction measures undertaken in 2002. Additionally, our results of operations were favorably impacted by a net reduction in amortization expense due to a change in the useful lives of our DBS rights assets, which is discussed below.

Comparison of 2002 to 2001

         In this section, amounts and changes specified are for the year ended December 31, 2002 compared to the year ended December 31, 2001, unless otherwise indicated. With respect to our income or loss from operations, we focus on our DBS business, as this is our only significant business.

DBS
---

         In fiscal 2001 we shifted our business strategy from an emphasis on subscriber growth to a focus on: 1) increasing the quality of new subscribers and the composition of our existing subscriber base, 2) enhancing the returns on investment in our subscribers, 3) generating free cash flow, and 4) preserving liquidity. To attain these goals, we have significantly changed our subscriber acquisition, development, and retention plans and have implemented broad based cost reduction measures. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base.

         The broad based cost reduction measures we undertook in 2002 to aid in preserving liquidity and improving operating performance included 1) work force reductions, 2) reductions in discretionary expenditures, such as advertising and selling expenses, 3) reduced amounts expended for communication services resulting from a renegotiation of a contract for such services, 4) reduction in bad debt expense that resulted from a better quality subscriber base and improved account collection efforts, and 5) reduction in customer care costs related to dispatch management and improved customer care efficiency metrics.

         Our number of subscribers at December 31, 2002 was 1,308,000. We experienced a net reduction in the number of subscribers since December 31, 2001 as the number of subscribers that churned exceeded the number of subscribers that we added by approximately 73,000. This net decrease excludes a reduction that we made in the first quarter 2002 to our reported subscriber count of 138,000 due to a change in the method we use to report subscribers. We believe that the reasons for the net 73,000 decrease were: 1) our increased focus on enrolling more creditworthy subscribers; 2) our unwillingness to aggressively invest retention amounts in low margin subscribers; 3) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DIRECTV, Inc. does not offer local channels; 4) subscriber reaction to our price increases instituted in 2002; 5) the effect of general economic conditions on our subscribers and potential subscribers; 6) deceptive sales practices by agents of a competing direct broadcast satellite provider; 7) the departure of subscribers resulting from the impact of the DIRECTV system access card replacement campaign on subscribers that had been pirating a portion of their services and from the general disruption of service effect resulting from the campaign; and 8) a reduction in the number of new subscribers we obtain from DIRECTV, Inc.'s national retail chains. Gross subscriber additions were 216,701 and 403,306 in 2002 and 2001, respectively.

         We will continue to face intense competition from other providers for the foreseeable future, most notably as a result of the local into local programming provided by the competing direct broadcast satellite provider in certain markets where DIRECTV, Inc. does not offer such programming. We will continue to be fiscally prudent regarding investment efforts to retain low margin subscribers.

         Our business strategy may result in decreases in DBS net revenues in the near term when compared to prior periods, but we believe that we will realize increased operating margins from the improving composition of our subscriber base sufficient to improve future results of operations and cash flows from operating activities. However, we cannot make any assurances that this will be the case, or that we will be able to sustain the improvements in our operating results and cash flows from operating activities derived thus far by our strategy. The continued improvement in the results of operations and cash flows provided by operating activities will in large part depend upon our obtaining a sufficient number of quality subscribers, as defined by us, retention of these subscribers for extended periods of time, and maximizing margins from them. If 1) a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll; 2) we are not able to enroll a sufficient number of quality subscribers; 3) we are not able to realize desirable aggregate margins from our subscriber base; and/or 4) we do not realize desirable aggregate margins for any sustained period of time, our results of operations may not improve and we may not be able to provide sufficient cash flows from operating activities to sustain our business strategy and fund our operating and other needs.

Revenues:

         Revenues increased $26.6 million to $864.9 million primarily due to: 1) an increase in our recurring subscription revenue from our core, a la carte, and premium package offerings of $17.5 million; 2) effective July 2002, a royalty fee that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service, amounting to $10.8 million for 2002; 3) an increase in the fees that we receive from subscribers for the use of multiple receivers of $5.0 million; and 4) an increase of $5.9 million from other revenue sources, including sports package offerings, service, shopping networks, installation and set up fees, and advertising. The $17.5 million increase from our core, a la carte, and premium package offerings is primarily due to the fourth quarter 2001 increase to package rates and subscriber migration to higher priced package offerings, offset in part by the impact of the reduction in total subscribers. Revenue increases were also partially offset by a $12.6 million reduction in pay per view revenues.

Direct Operating Expenses:

         Programming expense increased $28.0 million to $387.8 million primarily due to our estimate of patronage to be received from the NRTC for 2002 being $22.1 million less than that received in 2001, along with a broad rate increase commencing January 2002 and a targeted increase to certain programming rates commencing August 2002 charged to us by the NRTC, amounting to approximately $19.4 million. Our estimate of patronage that is an offset to programming expenses was reduced by $22.1 million to $22.7 million in 2002. Increased costs incurred by the NRTC in 2002 combined with our reduced number of subscribers in 2002 have factored into our lowered patronage estimate. The increase in programming expense was offset in part by approximately $16.6 million of volume variance related to the reduction in the number of total subscribers in 2002.

         Other subscriber related expenses decreased $7.3 million to $197.8 million primarily due to a decrease in bad debt expense of $12.8 million and a decrease in customer care costs of $2.9 million related to dispatch management and improved customer care efficiency metrics. The decrease in other subscriber related expenses was offset in part by an accrual for a one time contract termination fee of $4.5 million payable in 2003 and an increase in the royalty fees charged to us as a provider of DIRECTV service of $1.9 million. The decrease in bad debt expense was mainly due to our focus in 2002 on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts. We accrued the liability for the one time contract termination fee in the third quarter 2002 upon our notice to terminate the related contract.

Other Operating Expenses:

         Gross SAC decreased $82.7 million to $102.6 million primarily due to reduced gross subscriber additions this year compared to last year and to the gross commissions and subsidies we incurred in 2001 under the seamless marketing agreement with DIRECTV, Inc. that was in effect during part of that year. We incurred gross commissions and subsidies of $80.3 million in 2002 compared to $143.2 million in 2001. Of the amount incurred in 2001, $41.7 million was incurred under the seamless marketing agreement. That agreement was terminated in July 2001 and is the subject of litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Deferred SAC increased $11.7 million to $31.1 million primarily due to a greater number of the subscription plans sold in 2002 containing provisions, as described above, that enabled us to defer costs, whereas for 2001, plans with such provisions principally commenced in the third quarter 2001. Amortization of deferred SAC was $30.6 million and $4.2 million in 2002 and 2001, respectively. Capitalized SAC increased $6.2 million to $27.0 million primarily due to a greater number of plans in place in 2002 than 2001 under which equipment was eligible to be capitalized. Depreciation of capitalized SAC was $16.3 million and $5.4 million in 2002 and 2001, respectively.

         Primarily as a result of the reduced subscriber additions and increased amounts deferred and capitalized noted above, expensed SAC decreased $100.6 million to $44.5 million. Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute our expensed SAC. Also contributing to the decrease in advertising and selling expenses was a reduction in advertising expenses of $10.2 million primarily due to a focused cost reduction initiative. Amounts we expend for advertising are discretionary.

         General and administrative expenses decreased $8.9 million to $27.3 million due to a broad based cost reduction effort that we undertook in 2002 including work force reductions and reduced expenditures for communication services resulting from a renegotiation of a contract for such services.

         Depreciation and amortization decreased $89.0 million to $168.6 million primarily due to our adoption in first quarter 2002 of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DIRECTV, Inc. services under the NRTC/DIRECTV, Inc. contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DIRECTV, Inc. satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. As a result of the change in useful life, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Included in depreciation and amortization was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $46.9 million and $9.6 million for 2002 and 2001, respectively. The difference is due to the increased amount of costs deferred and capitalized in the current year, as discussed above.

Broadcast
---------

         The continuing broadcast television operations had revenues for 2002 and 2001 of $36.0 million and $32.4 million, respectively, and $221 thousand of net income from continuing operations for 2002 and a net loss from continuing operations of $5.1 million for 2001. We provide this information with respect to the broadcast television operations for context purposes only, for we believe that these operations are not significant relative to the overall scope and understanding of our operations.

Other Statement of Operations and Comprehensive Loss Items
----------------------------------------------------------

         Other operating expenses for 2002 and 2001 included expenses associated with our litigation with DIRECTV, Inc. of $12.4 million and $21.4 million, respectively. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Interest expense decreased $27.2 million to $38.3 million primarily due to: 1) $17.0 million of interest incurred in 2001 on notes of our subsidiaries Golden Sky Systems and Golden Sky DBS that were cancelled in May 2001 due to PSC issuing its own notes as replacement for the GSS and GSDBS notes; 2) $3.5 million of interest incurred in 2001 on credit facilities of GSS that were terminated in June 2001; and 3) $9.3 million of lower variable rate interest incurred in 2002 under credit facilities of PM&C, offset in part by increased interest of $2.3 million incurred in 2002 with respect to our swap instruments. With respect to interest expense we incurred on our variable rate debt borrowings in 2002, we benefited from lower interest rates available throughout the year as well as a lesser average amount of debt outstanding compared to 2001. Our average amount of variable debt rate outstanding during 2002 was $309.9 million compared to $382.1 million in 2001. The weighted average interest rate, including applicable margins but excluding the effects of interest rate hedging instruments, incurred on variable rate debt in 2002 was 5.46% compared to 7.64% in 2001. Short term interest rates in general declined throughout 2002 in response to the Federal Reserve's continuing attempt that was initiated in 2001 to stimulate the economy by reducing interest rates. Such interest rate reductions in general meant that continually declining market rates of interest were available to us in 2002 relative to 2001. Borrowings under our credit facilities are subject to short term interest rates, principally LIBOR, that vary with market conditions. However, a portion of this interest has been fixed in connection with our swap instruments. Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us as specified in the contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. The applicable LIBOR rates were less than the related fixed swap rates for all of 2002 and 2001, resulting in additional interest expense of $3.6 million in 2002 and $1.3 million in 2001. The LIBOR rates in 2002 were lower than the LIBOR rates in 2001, resulting in the additional interest for the swaps in 2002. The additional interest incurred by the swaps in both years had the effect of adding 117 and 33 basis points to our aggregate combined weighted average variable interest rate associated with amounts outstanding under our credit facilities for 2002 and 2001, respectively.

         Interest income decreased by $3.2 million to $320 thousand due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $2.1 million, net of income tax of $1.3 million, from other comprehensive (loss) income to recognize the previously accumulated net unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, to recognize the previously accumulated net unrealized losses at that time.

         We had other nonoperating income, net of $2.8 million in 2002 compared to other nonoperating expense, net of $5.9 million in 2001. This difference was primarily due to changes in the fair values of our interest rate instruments, with a net increase in the fair values in 2002 that resulted in a gain of $3.0 million compared to a net decrease in the fair values in 2001 that resulted in a loss of $4.2 million. The fair values are measured by the amount that the contracts could be settled at the end of each reporting period. No cash is exchanged on these assumed settlements.

         The income tax benefit on the loss from continuing operations decreased $99.8 million to $15.3 million due to a reduced amount of pretax losses in the current year compared to the corresponding prior year period.

         Loss from discontinued operations for 2002 and 2001 of $1.1 million, net of income tax of $700 thousand, and $709 thousand, net of income tax of $435 thousand, represent the sale that was pending at December 31, 2002 of a broadcast television station. At December 31, 2002, we had entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. We completed the sale in March 2003. Accordingly, we classified the operations of this station as discontinued for 2002 and 2001. There were no operations for this station in 2000. Revenues for this station were $980 thousand and $106 thousand in 2002 and 2001, respectively, and pretax loss for this station was $1.8 million and $1.1 million in 2002 and 2001, respectively.

Other Information
-----------------

         DBS EBITDA was $211.9 million and $92.0 million for 2002 and 2001, respectively. The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to our most comparable GAAP measure of loss from operations follows (in thousands):

                                                  2002             2001
                                                 ------           ------
DBS revenues                                   $ 864,855        $ 838,208
DBS direct operating expenses (excluding
  depreciation and amortization)                (657,416)        (746,201)
Add back accrual for one time contract
  termination fee                                  4,500               --
                                               ---------        ---------
    DBS EBITDA                                   211,939           92,007

DBS depreciation and amortization               (168,589)        (257,543)
Deduct accrual for one time contract
  termination fee added back above                (4,500)              --
Broadcast revenues                                35,977           32,403
Broadcast operating expense, net                 (76,235)         (79,293)
                                               ---------        ---------
Loss from operations                           $  (1,408)       $(212,426)
                                               =========        =========

         We present DBS EBITDA because the DBS business is our only significant business and this business forms the principal portion of our results of operations and cash flows. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital or capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, and a measure that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

         Adjusted operating cash flow for 2002 was $240.7 million. We present this for purpose of compliance with a covenant within our note indenture that requires disclosure of this amount for the most recent four quarterly periods ending with the latest period ended date reported herein. We do not intend for adjusted operating cash flow to be a non GAAP measure of performance or liquidity.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("FAS") No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We expect to finalize our analysis in the first quarter 2003 in determining if any legal liabilities are connected with any of our long lived assets. However, we believe that liabilities, if any, recognized in accordance with this statement will not be significant.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for fiscal years beginning after May 15, 2002. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 that are included in statements of operations after that date will not be reported as extraordinary in those statements. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 when we engage in any of the covered activities.

         FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002, whereas the initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements did not have a significant impact to us, and we will apply the recognition and measurement provisions when we enter into any new guarantees or modify any existing guarantees after December 31, 2002 that are addressed by FIN 45.

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on our analysis of the requirements of FIN 46, we believe that we are not the primary beneficiary of and do not hold any significant interest in any significant variable interest entity that presently require us to apply the provisions of FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is change in interest rates. Our principal exposure is variable market rates of interest associated with borrowings under our credit facilities. Borrowings under our credit facilities are subject to short term interest rates, principally LIBOR, that vary with market conditions. The amount of interest we incur also depends upon the amount of borrowings outstanding. We attempt to manage upside interest rate risk associated with our variable rate debt by using interest rate hedging instruments. The interest rate hedging instruments indicated below were not entered into for trading or speculative purposes.

         The following tables summarize our market risks associated with debt and interest rate hedging instruments outstanding at December 31, 2002 and 2001, respectively. The tables display future cash flows for periodic payments and maturities of principal of the debt based on amounts outstanding at December 31, 2002 and 2001, respectively. The percentage rate indicated within each year for debt represents the applicable weighted average interest associated with payments and maturities occurring in that year. Because of their variable and unpredictable nature, the interest rate specified for variable rate debt for each year is based on the actual weighted average rate in effect at December 31, 2002 and 2001, respectively, adjusted for payments and maturities that occur in each subsequent year within the tables. For interest rate hedging instruments, the tables reflect the year in which the contracts related to the notional amounts terminate and the weighted average rate of interest associated with the terminating contracts. The notional amounts of the swaps and caps are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts when the contracts terminate.

         Fair values of debt are based on the carrying amount of the debt outstanding at December 31, 2002 and 2001, respectively. The fair value of our fixed rate debt that is publicly held was estimated based on available market prices at December 31, 2002 and 2001, respectively. This debt is not actively traded. Other fixed rate debt at December 31, 2002 and 2001 was not significant and the fair value was assumed to be equal to its carrying amount. Principal amounts outstanding for variable rate debt at December 31, 2002 and 2001 were assumed to approximate their fair values at those dates because this debt is subject to short term variable rates of interest and the rates in effect at those dates approximated market rates available at each date. Fair values of the swaps and caps were based on the estimated amounts to settle the contracts assuming they were terminated at December 31, 2002 and 2001, respectively.

                                                                 (dollars in thousands)

Market Risks at December 31, 2002
                                                                                                                        Fair
                     2003          2004          2005         2006         2007       Thereafter       Total            Value
                     ----          ----          ----         ----         ----       ----------       -----            -----
Debt:
  Fixed rate       $ 2,249       $    425      $ 85,000                                               $ 87,674        $ 78,156
  Average
  interest rate       6.55%          4.73%        12.50%

  Variable rate    $ 3,382       $155,138      $173,821                                               $332,341        $332,341
  Average
  interest rate       5.31%          5.31%         5.31%

Swaps notional
amount             $72,114                                                                            $ 72,114        $ (1,269)
Average
pay rate              7.19%

Caps notional
amount             $67,886                     $ 31,600                                               $ 99,486        $     71
Average
contract rate         9.00%                        6.50%

Market Risks at December 31, 2001

                                                                                                                        Fair
                     2002          2003          2004         2005         2006       Thereafter       Total            Value
                     ----          ----          ----         ----         ----       ----------       -----            -----
Debt:
  Fixed rate       $ 5,865       $  2,299      $    325     $ 85,200                                  $ 93,689        $ 93,542
  Average
  interest rate       5.92%          6.51%         4.77%       12.48%

 Variable rate     $ 2,750       $ 29,417      $192,208     $127,875                                  $352,250        $352,250
  Average
  interest rate       5.44%          6.17%         5.66%        5.44%

Swaps notional
amount                           $ 72,114                                                             $ 72,114        $ (4,161)
Average
pay rate                             7.19%


Caps notional
amount                           $ 67,886                                                             $ 67,886        $      1
Average
contract rate                        9.00%

         With respect to interest expense we incurred on our variable rate debt borrowings in 2002, we benefited from lower interest rates available throughout the year as well as a lesser average amount of debt outstanding compared to 2001. Our average amount of variable rate debt outstanding during 2002 was $309.9 million compared to $399.6 million in 2001. The weighted average interest rate, including applicable margins but excluding the effects of interest rate hedging instruments, incurred on variable debt rate in 2002 was 5.46% compared to 7.61% in 2001. Short term interest rates in general declined throughout 2002 in response to the Federal Reserve's continuing attempt that was initiated in 2001 to stimulate the economy by reducing interest rates. Such interest rate reductions in general meant that continually declining market rates of interest were available to us in 2002 relative to 2001.

         At December 31, 2002, we had two interest rate swap contracts with a combined notional amount of $72.1 million that were outstanding for all of 2002. Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us. The LIBOR rate for each contract is based on the market six month LIBOR rate in effect at the beginning of each six month rate resetting period. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. The applicable LIBOR rates were less than the related fixed swap rates for all of 2002 and 2001. As a result, we incurred additional interest expense of $3.6 million and $1.3 million in 2002 and 2001, respectively. This additional interest had the effect of adding 117 and 34 basis points to our aggregate combined weighted average variable interest rate associated with amounts outstanding under our credit facilities for 2002 and 2001, respectively.

         At December 31, 2002, we had four interest rate cap contracts, two that were outstanding for all of 2002 and two that we entered into in August 2002. Under the caps, we receive interest from the counter parties to the contracts when the LIBOR interest rates specified in the contracts exceed the contracted interest cap rates. The LIBOR rate for each contract is based on the market three month LIBOR rate in effect at the beginning of each three month resetting period. The caps have not had any effect on our effective interest rates or the amount of interest incurred during 2002 or 2001.

         We measure our derivative financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of our interest rate swaps and caps are determined by the counter parties to the contracts of the respective instruments. The fair values are measured by the amount that the contracts could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates, which occur on each calendar quarter end month. These gains and losses are recorded in the period of change in other nonoperating income and expense, respectively. The aggregate fair value of the swaps and caps at December 31, 2002 and 2001 were liabilities of $1.2 million and $4.2 million, respectively. We recognized a gain of $3.0 million in 2002 and a loss of $4.2 million in 2001 for the net change in the aggregate net fair value within those years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this item relating to Security Ownership of Certain Beneficial Owners and Management. In addition, no compensation plans currently exist under which our equity securities are authorized for issuance, accordingly, the tabular disclosure required under Item 201(d) of Regulation S-K has been omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In reliance on General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance (the principal financial officer), to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Senior Vice President of Finance concluded that these controls and procedures are effective in their design to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to management, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

             (1) Financial Statements

                 The financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.


             (2) Financial Statement Schedules
                                                                           Page
                                                                           ----
Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2002, 2001, and 2000.......................................   S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits

Exhibit Number   Description of Document
--------------   -----------------------

   3.1 Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc., as amended (which is incorporated herein by reference to Exhibit 3.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   3.2 By-Laws of Pegasus Media & Communications, Inc. (which is incorporated herein by reference to Exhibit 3.2 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

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

   4.2 Form of 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

   4.3 Form of Subsidiary Guarantee with respect to the 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

   10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).

   10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation (File No. 333-31080)).

   10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001).

   10.6 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 3, 2002).

   10.7+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

   10.8+ Pegasus Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

   10.9 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) filed with the Securities and Exchange Commission on November 12, 1999).

   10.10 Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

   10.11+ Executive Employment Agreement effective as of June 1, 2002 for Ted S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
                2002).

   10.12+ Amendment No. 1 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of September 1, 2002 (which is incorporated herein by reference to Exhibit 10.13 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

   10.13+ Amendment No. 2 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.14 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

   10.14+ Amendment No. 3 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.15 to Form 10-K of Pegasus Communications Corporation filed with the SEC on March 31,
                2003).

   10.15+ Amendment No. 1 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.16 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

   10.16+ Amendment No. 2 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.17 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

   10.17+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit
                10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
                2002).

   10.18+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and exchange Commission on August 14, 2002).

   10.19+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

   24.1*        Power of Attorney (included on Signatures page).

   99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Filed herewith.
+ Indicates a management contract or compensatory plan.

                    (b) Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PEGASUS MEDIA & COMMUNICATIONS, INC.


                                           By: /s/ Marshall W. Pagon
                                               -----------------------
                                               Marshall W. Pagon
                                               Chairman of the Board and
                                               Chief Executive Officer


Date: March 31, 2003

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

             Signature                               Title                                          Date
             ---------                               -----                                          ----
By: /s/ Marshall W. Pagon             Chairman of the Board and Chief Executive                 March 31, 2003
    -----------------------           Officer (Principal Executive Officer)
      Marshall W. Pagon


By: /s/ Joseph W. Pooler, Jr.         Senior Vice President of Finance                          March 31, 2003
    ---------------------------       (Principal Financial and Accounting Officer)
     Joseph W. Pooler, Jr.


By: /s/ Ted S. Lodge                  Director, President, Chief Operating Officer and          March 31, 2003
   ------------------                 Counsel
      Ted S. Lodge


By: /s/ Robert F. Benbow              Director                                                  March 31, 2003
    ---------------------
      Robert F. Benbow

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

   1. I have reviewed this annual report on Form 10-K of Pegasus Media & Communications, Inc.;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Marshall W. Pagon
---------------------
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

   1. I have reviewed this annual report on Form 10-K of Pegasus Media & Communications, Inc.;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
           a) a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Joseph W. Pooler, Jr.
-------------------------
Joseph W. Pooler, Jr.
Senior Vice President of Finance

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                            Page
                                                                                                            ----
Financial Statements:

Report of Independent Accountants............................................................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.................................................F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2002, 2001, and 2000............................................................................F-4

Consolidated Statements of Common Stockholder's Equity for the years ended
December 31, 2002, 2001, and 2000............................................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001, and 2000............................................................................F-6

Notes to Consolidated Financial Statements...................................................................F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 2002, 2001, and 2000............................................................................S-1

                        Report of Independent Accountants

To the Board of Directors of Pegasus Media & Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Media & Communications, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


PricewaterhouseCoopers LLP

Philadelphia, PA
February 20, 2003

                      Pegasus Media & Communications, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     December 31,         December 31,
                                                                                        2002                 2001
                                                                                     -----------         -------------
Currents assets:
   Cash and cash equivalents                                                         $    12,237         $      99,710
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $7,221 and $5,961,
     respectively                                                                         27,163                32,139
     Other                                                                                 8,842                11,721
   Deferred subscriber acquisition costs, net                                             15,706                15,194
   Net advances to affiliates                                                                  -                33,805
   Prepaid expenses                                                                        6,377                11,070
   Deferred income taxes                                                                   4,454                 2,265
   Other current assets                                                                    7,581                13,045
                                                                                     -----------         -------------
     Total current assets                                                                 82,360               218,949
Property and equipment, net                                                               74,213                72,335
Intangible assets, net                                                                 1,567,678             1,692,308
Other noncurrent assets                                                                  101,902                90,255
                                                                                     -----------         -------------

   Total                                                                             $ 1,826,153         $   2,073,847
                                                                                     ===========         =============

Current liabilities:
   Current portion of long term debt                                                 $     5,631         $       8,615
   Accounts payable                                                                       14,899                 8,905
   Accrued programming fees                                                               57,196                67,225
   Accrued commissions and subsidies                                                      40,191                45,386
   Other accrued expenses                                                                 19,866                29,058
   Other current liabilities                                                              14,894                10,711
                                                                                     -----------         -------------
     Total current liabilities                                                           152,677               169,900
Long term debt                                                                           413,366               435,902
Deferred income taxes, net                                                                58,697                73,329
Other noncurrent liabilities                                                              45,731                46,796
                                                                                     -----------         -------------
   Total liabilities                                                                     670,471               725,927
                                                                                     -----------         -------------

Commitments and contingent liabilities  (see Note 14)

Minority interest                                                                          2,157                 1,315
Common stockholder's equity:
   Class A common stock, $0.01 par value; 230,000 shares authorized; 161,500
     issued and outstanding                                                                    2                     2
   Class B common stock, $0.01 par value; 20,000 shares authorized; 8,500
     issued and outstanding                                                                    -                     -
   Additional paid in capital                                                          1,639,682             1,805,974
   Accumulated deficit                                                                  (486,159)             (460,376)
   Accumulated other comprehensive income, net of income tax expense of $616                   -                 1,005
                                                                                     -----------         -------------
     Total common stockholder's equity                                                 1,153,525             1,346,605
                                                                                     -----------         -------------

   Total                                                                             $ 1,826,153         $   2,073,847
                                                                                     ===========         =============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                           Year Ended December 31,
                                                                      2002            2001           2000
                                                                   ----------      ----------     ----------
Net revenues:
   DBS                                                             $  864,855      $  838,208     $  582,075
   Broadcast                                                           35,977          32,403         35,343
                                                                   ----------      ----------     ----------
     Total net revenues                                               900,832         870,611        617,418
Operating expenses:
   DBS
     Programming                                                      387,849         359,879        247,068
     Other subscriber related expenses                                197,841         205,120        135,513
                                                                   ----------      ----------     ----------
      Direct operating expenses (excluding depreciation and
        amortization shown below)                                     585,690         564,999        382,581
     Promotions and incentives                                         13,562          40,393         37,283
     Advertising and selling                                           30,907         104,677        132,718
     General and administrative                                        27,257          36,132         24,593
     Depreciation and amortization                                    168,589         257,543        185,422
                                                                   ----------      ----------     ----------
       Total DBS                                                      826,005       1,003,744        762,597
   Broadcast
     Programming                                                       13,577          12,561         13,957
     Other direct operating expenses                                    6,508           7,161          6,372
                                                                   ----------      ----------     ----------
      Direct operating expenses (excluding depreciation and
        amortization shown below)                                      20,085          19,722         20,329
     Advertising and selling                                            7,338           7,642          7,612
     General and administrative                                         4,395           5,157          4,037
     Depreciation and amortization                                      3,938           4,982          5,121
                                                                   ----------      ----------     ----------
       Total Broadcast                                                 35,756          37,503         37,099
   Corporate expenses                                                  13,744          14,222         10,394
   Corporate depreciation and amortization                                  6              25             60
   Other operating expenses, net                                       26,729          27,543          9,270
                                                                   ----------      ----------     ----------
     Loss from operations                                              (1,408)       (212,426)      (202,002)

Interest expense                                                      (38,349)        (65,558)       (79,969)
Interest income                                                           320           3,513          3,540
Loss on impairment of marketable securities                            (3,310)        (34,205)             -
Other nonoperating income (expense), net                                2,808          (5,901)           602
                                                                   ----------      ----------     ----------
     Loss before income taxes, discontinued operations, and
         extraordinary item                                           (39,939)       (314,577)      (277,829)

Net benefit for income taxes                                          (15,297)       (115,099)       (92,136)
                                                                   ----------      ----------     ----------
     Loss before discontinued operations and extraordinary item       (24,642)       (199,478)      (185,693)

Discontinued operations:
(Loss) income from discontinued operations (including gain on disposal of $87,361 in 2000), net of tax benefit (expense) of
   $700, $435 and $(28,632), respectively                              (1,141)           (709)        60,392
                                                                   ----------      ----------     ----------
     Loss before extraordinary item                                   (25,783)       (200,187)      (125,301)

 Extraordinary net loss from extinguishments of debt, net of
   income tax benefit of $604 and $3,526, respectively                      -            (986)        (5,754)
                                                                   ----------      ----------     ----------

     Net loss                                                         (25,783)       (201,173)      (131,055)

Other comprehensive (loss) income:
   Unrealized loss on marketable equity securities, net of
     income tax benefit of $1,874, $5,042, and $7,340,
     respectively                                                      (3,057)         (8,226)       (11,976)
   Reclassification adjustment for realized loss on marketable equity securities, net of income tax of $1,258 and $12,998,
     respectively                                                       2,052          21,207              -
                                                                   ----------      ----------     ----------
     Net other comprehensive (loss) income                             (1,005)         12,981        (11,976)
                                                                   ----------      ----------     ----------
     Comprehensive loss                                            $  (26,788)     $ (188,192)    $ (143,031)
                                                                   ==========      ==========     ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
             Consolidated Statements of Common Stockholder's Equity
                                 (In thousands)

                                Class A Common     Class B Common
                                     Stock              Stock                                        Accumulated
                               -------------------------------------     Additional                     Other         Total Common
                                 Number    Par      Number     Par        Paid In     Accumulated   Comprehensive     Stockholder's
                               of Shares  Value   of Shares   Value       Capital       Deficit     Income (Loss)        Equity
                               --------------------------------------------------------------------------------------------------
January 1, 2000                    162   $    2       9      $     -    $  362,460     $(128,148)    $         -       $  234,314
Net loss                                                                                 (58,704)                         (58,704)
Contributions from parent                                                  878,664                                        878,664
Distributions to parent                                                   (296,054)                                      (296,054)
Adjustment for amounts
  previously included for
  Pegasus Development
  Corporation                                                             (203,530)        5,032                         (198,498)
Adjustment to include
  amounts associated with
  Golden Sky Holdings                                                      638,061       (77,383)                         560,678
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $7,340                                                                                  (11,976)         (11,976)
                               --------------------------------------------------------------------------------------------------
December 31, 2000                  162        2        9           -     1,379,601      (259,203)        (11,976)       1,108,424
Net loss                                                                                (201,173)                        (201,173)
Contributions from parent                                                  470,596                                        470,596
Distributions to parent                                                    (44,223)                                       (44,223)
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $5,042                                                                                   (8,226)          (8,226)
Reclassification adjustment
  for realized loss on
  marketable equity
  securities, net of income
  tax of $12,998                                                                                          21,207           21,207
                               --------------------------------------------------------------------------------------------------
December 31, 2001                  162        2        9           -     1,805,974      (460,376)          1,005        1,346,605
Net loss                                                                                 (25,783)                         (25,783)
Contributions from parent                                                  112,091                                        112,091
Distributions to parent                                                   (278,383)                                      (278,383)
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $1,874                                                                                   (3,057)          (3,057)
Reclassification adjustment
  for realized loss on
  marketable equity
  securities, net of income
  tax of $1,258                                                                                            2,052            2,052
                               --------------------------------------------------------------------------------------------------
December 31, 2002                  162   $    2        9     $     -    $1,639,682     $(486,159)    $         -       $1,153,525
                               ==================================================================================================

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                 2002              2001             2000
                                                              -----------       -----------     ------------
Cash flows from operating activities:
   Net loss                                                   $   (25,783)      $  (201,173)    $   (131,055)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Extraordinary loss on extinguishment of debt                       -             1,590            9,280
     (Gain) loss on derivative instruments                         (2,962)            4,160                -
     Depreciation and amortization                                177,225           267,744          200,986
     Amortization of debt discount and deferred financing fees      3,402            10,886           15,651
     Noncash incentive compensation                                 1,634             1,929            5,779
     Gain on sale of cable operations                                   -                 -          (87,361)
     Bad debt expense                                              23,762            36,456           14,531
     Deferred income taxes                                        (16,204)         (115,385)         (96,700)
     Impairment losses recognized                                   5,788            34,205                -
     Payments for broadcast programming rights                     (5,075)           (4,629)          (4,444)
     Patronage capital programming expense offset                 (15,880)          (17,544)         (10,322)
     Other                                                         11,463             4,309               44
     Change in current assets and liabilities:
       Accounts receivable                                        (15,907)          (46,405)         (28,872)
       Inventory                                                    4,814             9,408           (3,627)
       Deferred subscriber acquisition costs                      (31,086)          (19,421)               -
       Prepaid expenses                                             4,905             9,714          (17,276)
       Taxes payable                                                    -           (29,620)          29,620
       Accounts payable and accrued expenses                      (14,477)            7,045           39,364
       Accrued interest                                               305           (12,050)           5,210
       Other current assets and liabilities, net                   (3,104)             (657)               -
                                                              -----------       -----------     ------------
   Net cash provided by (used for) operating activities           102,820           (59,438)         (59,192)
                                                              -----------       -----------     ------------

Cash flows from investing activities:
   DBS equipment capitalized                                      (26,431)          (20,830)         (12,209)
   Other capital expenditures                                      (2,803)          (19,682)         (18,548)
   Purchases of intangible assets                                      (1)           (7,638)         (15,795)
   Acquisitions, net of cash acquired                                   -              (889)        (131,572)
   Cash obtained in merger with affiliates                              -                 -            3,241
   Merger costs allocated to DBS rights assets                          -                 -           (9,202)
   Proceeds from sale of cable operations                               -                 -          166,937
   Other                                                              971                 -             (500)
                                                              -----------       -----------     ------------
   Net cash used for investing activities                         (28,264)          (49,039)         (17,648)
                                                              -----------       -----------     ------------

Cash flows from financing activities:
   Borrowings on term loan facilities                              63,156                 -          275,000
   Repayments of term loan facilities                              (3,065)          (37,750)         (19,000)
   Net (repayments of) borrowings on revolving credit
     facilities                                                   (80,000)            8,000         (130,200)
   Repayments of other long term debt                              (6,002)           (7,485)         (18,929)
   Restricted cash, net of cash acquired                            1,698             2,009            7,881
   Debt financing costs                                              (274)           (2,791)          (8,380)
   Net advances from (to) affiliates                               31,441           (41,414)          (6,799)
   Distributions to parent                                       (278,383)          (44,215)         (33,899)
   Contributions from parent                                      109,413           148,775          173,908
   Other                                                              (13)             (203)            (816)
                                                              -----------       -----------     ------------
   Net cash (used for) provided by financing activities          (162,029)           24,926          238,766
                                                              -----------       -----------     ------------

Net (decrease) increase in cash and cash equivalents              (87,473)          (83,551)         161,926
Cash and cash equivalents, beginning of year                       99,710           183,261           21,335
                                                              -----------       -----------     ------------
Cash and cash equivalents, end of year                        $    12,237       $    99,710     $    183,261
                                                              ===========       ===========     ============

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

         Our significant operating subsidiaries are Pegasus Satellite Television, Inc. ("PST"), Golden Sky Systems, Inc. ("GSS"), and Pegasus Broadcast Television, Inc. ("PBT"). PST and GSS provide multichannel direct broadcast satellite ("DBS") services as an independent provider of DIRECTV(R) ("DIRECTV") services in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DIRECTV, Inc. PBT owns and/or programs broadcast television ("Broadcast") stations affiliated with the Fox Broadcasting Company, United Paramount Network, The WB Television Network, and CBS Television.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization. We hold the principal operations for PSC and PCC, and each primarily relies on us as a source of cash in primarily meeting their respective debt and preferred stock obligations. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         We are involved in significant litigation. See Note 14 for further information.

Reliance on DIRECTV, Inc.

         Our principal business is the DBS business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 93%, and 93%, respectively, of total consolidated operating expenses. Total assets of the DBS business were 95% and 97% of total consolidated assets at December 31, 2002 and 2001, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc. Presently, we are in significant litigation against DIRECTV, Inc. (see Note 14). An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

DBS Sales and Distribution

         We obtain new subscribers through several channels of distribution. Marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. In all channels there is a significant emphasis on credit scoring of potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages and are closely correlated to favorable churn performance, cash flow generation, and ultimately returns on investment in subscribers.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in these market segments as their primary source of television programming. We believe that these market segments will continue to be a source for new subscribers for us in the future.

         We offer a variety of incentives to our subscribers, dealers, and distributors. Incentives to subscribers consist of free or discounted prices for DIRECTV programming, equipment needed to access the programming, and installation of equipment that accesses the programming. Incentives in the form of equipment subsidies, installation subsidies, commissions, and/or flex payments are paid directly to dealers and distributors. Our incentives are changed from time to time in accordance with certain business rules to reward particular dealer behavior or to achieve a particular mix of sales offers.

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 3,000 independent satellite, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of better subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with certain equipment subsidies provided by us.

          Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce SAC. We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through certain distribution arrangements with third party service providers and national distributors.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, multichannel multipoint distribution services, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through certain fulfillment arrangements with third party service providers and national distributors (see Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DIRECTV, Inc.

         Two Step Distributor Relationships. In order to facilitate the acquisition of subscribers via our retail network, our direct sales capabilities, and alternate channels of distribution, we have entered into certain distribution and fulfillment arrangements with national distributors. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who, in turn, provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Distributors also drop ship to subscribers or arrange for equipment fulfillment to subscribers obtained through our direct sales channel or through one of our other alternate channels of distribution. For these channels of distribution, we directly enroll subscribers and arrange for equipment delivery and installation through distributors.

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: Pegasus Digital One Plan or a Standard Sale Plan.

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional cost (subject to certain conditions). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we have title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

         Standard Sale Plan. Under this plan, subscribers purchase equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements include the accounts of PM&C and its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Investments in other entities in which we do not have a significant or controlling interest are accounted for using the cost method. Since PM&C's common stock is wholly owned by its parent company, computations of per common share amounts are not required nor presented. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

         Minority interest at December 31, 2002 and 2001 represents an interest in a partnership that is a consolidated entity of GSS.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to useful lives and recoverability of our long lived assets, including our investment in the National Rural Telecommunications Cooperative ("NRTC"), and intangible assets, amounts associated with barter transactions, NRTC patronage, and allowance for doubtful accounts.

Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. We have cash balances in excess of the federally insured limits at various banks.

Trade Receivables and Related Allowance for Doubtful Accounts

         Trade receivables of our DBS business are primarily comprised of unpaid subscriber billings for programming related services and applicable sales taxes net of an estimated provision for doubtful (uncollectible) accounts. DBS programming subscription services are generally billed month to month on a staggered basis throughout the month and are billed in advance of services to be rendered for the month. Since DBS subscription services are billed in advance, outstanding billings are adjusted for amounts unearned in arriving at the amount receivable at any period ending date. Pay per view DBS programming purchased is billed as the related service is rendered. Estimates of the allowance for doubtful accounts are based on an assessment of account collection experience relative to the aging of the billings contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category. The uncollectible rate increases the longer the aging category is past due. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Trade receivables of our Broadcast business are primarily comprised of unpaid billings for advertisements aired by our stations net of an estimated provision for uncollectible accounts. Broadcast advertisers are generally billed for the advertisements after the advertisements have been aired. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. Estimates of the allowance for doubtful accounts are based on our historical collection experence. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific accounts identified for further evaluation, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

NRTC Patronage Distributions

         PST and GSS are affiliates of the NRTC, a tax exempt organization that operates on a nonprofit basis. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2002 to be made in 2003 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2002 and 2001, we had accrued in accounts receivable-other $7.2 million and $9.3 million, respectively, and our capital investment in the NRTC included in other noncurrent assets was $66.2 million and $50.3 million, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $22.7 million, $44.8 million, and $16.5 million in 2002, 2001, and 2000, respectively.

Investment in Marketable Equity Securities

         We have an investment in equity securities of a company that we hold as available for sale. During 2002, the fair value of this investment decreased to zero, which we believed was an other than temporary decline in fair value. Accordingly, we recorded losses for the impairment losses realized on this investment for the decline in the fair value, and our carrying amount of this investment at December 31, 2002 was zero. Under existing accounting rules, we are unable to record any increases in the fair value of this investment beyond the present carrying amount.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and, other than for DBS receivers, any resulting gains and losses are included in results of operations. The group depreciation method is employed for DBS receivers, because they consist of a large number of homogenous units at relatively nominal per unit cost to us. Under the group depreciation method, gains and losses resulting from disposals are recorded in accumulated depreciation. Expenditures for repairs and maintenance are charged to expense when incurred. DBS receivers provided to subscribers that came from inventory and to which we retained title was capitalized at its inventory carrying amount. We ceased carrying such inventory in early 2002. DBS receivers delivered to subscribers by our authorized dealers to which we take title is capitalized at the amount of the subsidy we pay for the equipment. We have a process in place to recover the receivers or the cost thereof from subscribers in the event subscribers terminate their subscriptions.

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

Impairment of Long Lived Assets

         Impairment is the condition that exists when the carrying amount of a long lived asset exceeds its fair value. For long lived assets that are not depreciable or amortizable, an impairment loss is recognized for the excess of carrying amount over fair value. For long lived assets that are depreciable or amortizable, an impairment loss is recognized only when the carrying amount of the asset exceeds its fair value and the carrying amount is not recoverable. Long lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Long lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable. Our long lived assets that are not depreciable or amortizable consist of broadcast licenses and goodwill. Our long lived assets that are depreciable or amortizable primarily consist of property and equipment, intangibles consisting predominately of DBS rights, and programming rights.

Deferred Financing Costs

         Financing costs incurred in obtaining long term financing are deferred and amortized to interest expense over the term of the related financing. We use the straight line method to amortize these costs. Deferred financing costs of $6.2 million, net of accumulated amortization of $9.0 million, and $7.8 million, net of accumulated amortization of $6.0 million, were included in other noncurrent assets at December 31, 2002 and 2001, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Broadcast Assets Sale/Leaseback Transaction

         We retained a continuing interest in Broadcast assets that had been sold and leased back. This sale/leaseback is accounted for under the financing method in which we continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets leased back are charged to interest expense. The amount of interest expense recorded for the sale/leaseback assets was insignificant in each of 2002, 2001, and 2000. The accounting of the sale/leaseback transaction under the financing method will continue until our continuing interest in the related assets ceases.

Derivative Financial Instruments

         Derivative financial instruments are utilized by us to reduce interest rate risk. We do not hold or issue financial instruments for trading or speculative purposes. We use interest rate swaps and caps to reduce the impact of interest rate increases on our variable rate debt. All of the counter parties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these institutions, however, we do not anticipate nonperformance by any of them. Notional amounts established for each swap and cap are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts during the term of the contracts or when the contracts terminate.

         Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us as specified in the contracts. Under the caps, we receive interest from the counter parties to the contracts when the variable market rates of interest specified in the contracts exceed the contracted interest cap rates. The effects of the swaps and caps are recorded as adjustments to our interest expense. Premiums paid by us to enter into these agreements are amortized to interest expense.

         We measure our derivative financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of our interest rate swaps and caps are determined by the counter parties. The fair values are measured by the amount that the contracts could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates, which occur on each calendar quarter end month. These gains and losses are recorded in the period of change in other nonoperating income/expense as appropriate.

Revenues

         Principal revenue of the DBS business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. Equipment used by subscribers for our DIRECTV programming is an integral component of this service. Accordingly, amounts that we charge for equipment sold and installations arranged by us are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. No revenue is recognized for equipment and installations provided free of charge.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Principal revenue of the Broadcast business is earned by selling advertising airtime. This revenue is recognized when the advertising spots are aired.

Subscriber Acquisition Costs and Advertising Incurred

         SAC is incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Promotional programming costs, which are included in promotions and incentives expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Promotional programming amounted to $2.1 million, $2.3 million, and $5.6 million in 2002, 2001, and 2000, respectively. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statement of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statement of operations and comprehensive loss, are charged to expense when incurred. SAC expensed as included in the accompanying consolidated statements of operations and comprehensive loss was $44.5 million, $145.1 million, and $170.0 million in 2002, 2001, and 2000, respectively. These amounts exclude amounts capitalized or deferred, as discussed below.

         Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. DBS equipment capitalized during 2002, 2001, and 2000 was $27.0 million, $20.8 million, and $12.2 million, respectively. We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental SAC associated with these plans is deferred in the aggregate not to exceed the amounts of applicable termination fees. Direct and incremental SAC is less than the contractual revenue from the plans over the commitment period. These costs are amortized over the minimum service commitment period of 12 months and are charged to amortization expense. Direct and incremental SAC consists of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental SAC in excess of termination fee amounts is expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations and comprehensive loss. SAC deferred in 2002 and 2001 was $31.1 million and $19.4 million, respectively. Amortization of deferred SAC was $30.6 million and $4.2 million for 2002 and 2001, respectively. No SAC was deferred or amortized in 2000.

         Total SAC expensed, capitalized, and deferred was $102.6 million, $185.3 million, and $182.2 million in 2002, 2001, and 2000, respectively.

         Total advertising expenses incurred for all of our operations were $6.4 million, $17.0 million, and $21.9 million for 2002, 2001, and 2000, respectively.

Other Subscriber Related Expenses

         Other subscriber related expenses include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other expenses that vary with changes in our number of subscribers served. Franchise fees represent payments made to the NRTC in accordance with the NRTC member agreement for marketing and distribution of DBS services. Fees are calculated based on certain revenues earned by us.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Broadcast Barter Transactions

         Our Broadcast stations obtain programming for viewing from the networks they are affiliated with, as well as from independent producers and syndicators. Broadcast barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We do not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions are reported at the fair market value of the advertising time relinquished. Barter programming revenue and the related programming expense are recognized at the time that the advertisement is broadcast. For 2002, 2001, and 2000, $8.6 million, $6.6 million, and $7.1 million, respectively, related to barter transactions were included in revenue and programming expense of Broadcast in the statements of operations and comprehensive loss.

Deferred Income Taxes

         We account for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for a net deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

Concentration of Credit Risk

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, cash, and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising our subscriber and customer base and their dispersion across varied businesses and geographic regions. At December 31, 2002 and 2001, no significant concentrations of credit risk existed.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("FAS") No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We expect to finalize our analysis in the first quarter 2003 in determining if any legal liabilities are connected with any of our long lived assets. However, we believe that liabilities, if any, recognized in accordance with this statement will not be significant.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for fiscal years beginning after May 15, 2002. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 that are included in statements of operations after that date will not be reported as extraordinary in those statements. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 when we engage in any of the covered activities.

         FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002, whereas the initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements did not have a significant impact to us, and we will apply the recognition and measurement provisions when we enter into any new guarantees or modify any existing guarantees after December 31, 2002 that are addressed by FIN 45.

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on our analysis of the requirements of FIN 46, we believe that we are not the primary beneficiary of and do not hold any significant interest in any significant variable interest entity that presently require us to apply the provisions of FIN 46.

3. Property and Equipment

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2002 and 2001 (in thousands):

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                              2002                 2001
                                                                             -------             --------
Towers, antennas, and related equipment (7 to 20 years)................      $ 9,827             $ 10,198
Television broadcasting and production equipment (7 to 10 years).......       23,283               24,219
Equipment, furniture, and fixtures (5 to 10 years).....................       30,115               27,987
DBS equipment capitalized (3 years)....................................       56,280               33,039
Building and improvements (up to 40 years).............................       17,141               17,207
Land...................................................................          614                  872
Other..................................................................        2,171                2,184
                                                                             -------             --------
                                                                             139,431              115,706
Accumulated depreciation...............................................      (65,218)             (43,371)
                                                                             -------             --------
Property and equipment, net............................................      $74,213             $ 72,335
                                                                             =======             ========

         Total depreciation expense was $24.8 million, $13.8 million, and $9.8 million for 2002, 2001, and 2000, respectively. Depreciation expense associated with DBS equipment capitalized was $16.3 million, $5.4 million, and $3.9 million for 2002, 2001, and 2000, respectively.

4. Intangible Assets and Goodwill

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

         We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101(degree) west longitude orbital location available to provide DIRECTV, Inc. services under the NRTC/ DIRECTV, Inc. contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DIRECTV, Inc. satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. As a result of the change in useful life, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation. See Note 14 for information regarding this litigation.

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

         Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                              2002                 2001
                                                                           ----------           ----------
Assets subject to amortization:
    Cost:
       DBS rights (remaining life of 14 years at December 31, 2002)        $2,289,068           $2,259,231
       Other (2 to 40 years) ......................................            48,179              109,880
                                                                           ----------           ----------
                                                                            2,337,247            2,369,111
                                                                           ----------           ----------
    Accumulated amortization:
       DBS rights..................................................           752,396              624,115
       Other.......................................................            32,397               52,688
                                                                           ----------           ----------
                                                                              784,793              676,803
                                                                           ----------           ----------
Net assets subject to amortization.................................         1,552,454            1,692,308
Assets not subject to amortization:
    Broadcast licenses.............................................            15,224                    -
                                                                           ----------           ----------
Intangible assets, net.............................................        $1,567,678           $1,692,308
                                                                           ==========           ==========

         Total amortization expense was $117.4 million, $244.7 million, and $186.5 million for 2002, 2001, and 2000, respectively. Most of the changes in costs between 2002 and 2001 in assets subject to amortization was due to reclasses between the categories and the reclass in 2002 for broadcast licenses not subject to amortization in compliance with FAS 141 and FAS 142 requirements.

         At December 31, 2002 and 2001, total goodwill had a carrying amount of $15.8 million and was entirely associated with our Broadcast operations. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

         The estimated aggregate amount of amortization expense for each of the next five years is $115.9 million, $115.9 million, $113.9 million, $111.2 million, and $110.5 million, respectively.

         Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for 2001 and 2000 were as follows (in thousands):

                                                       2001            2000
                                                    ---------        --------
Loss before extraordinary items, as adjusted......  $(134,436)       $(73,901)
Net loss, as adjusted ............................   (135,422)        (79,655)
                                                    ---------        --------

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         A reconciliation of net loss, as reported in arriving at the net loss, as adjusted for the effects of applying FAS 142 for 2001 and 2000 is as follows (in thousands):

                                                                             2001                  2000
                                                                           ---------            ---------
Net loss, as reported..............................................        $(201,173)           $(131,055)
Add back goodwill amortization.....................................              394                  418
Add back amortization on broadcast licenses........................              371                  461
Adjust amortization for change in useful life of DBS rights assets.           64,986               50,521
                                                                           ---------            ---------
Net loss, as adjusted..............................................        $(135,422)           $ (79,655)
                                                                           =========            =========

5. Long Term Debt

         Long term debt consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                               2002               2001
                                                                             --------           --------
Revolving credit facility, interest is variable plus an
applicable margin; unpaid interest and principal due October
2004..............................................................           $      -           $ 80,000

Term loan facility, interest is variable plus an applicable
margin; unpaid interest and principal due April 2005..............            269,500            272,250

12-1/2% senior subordinated notes due July 2005, net of
unamortized discount of $1.0 million and $1.4 million,
respectively......................................................             83,982             83,578

Incremental term loan facility, interest is variable plus an
applicable margin; unpaid interest and principal due July 2005....             62,841                  -

Other notes, due 2003 to 2004, stated interest up to 8%...........              2,674              8,676

Capital leases....................................................                  -                 13
                                                                             --------           --------
                                                                              418,997            444,517
Less current maturities...........................................              5,631              8,615
                                                                             --------           --------
Long term debt....................................................           $413,366           $435,902
                                                                             ========           ========

         The 12-1/2% senior subordinated notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of PM&C. The notes are general unsecured obligations that are subordinated to our other senior indebtedness such as, among other things, amounts outstanding under its credit agreement. PM&C presently has the option to redeem the notes at prices specified in the indenture for these notes. Interest on the notes are payable semiannually on January 1 and July 1. The notes were issued at a discount from their full face value. The discount is being accreted over the term of the notes to interest expense and the carrying amount of the notes.

         PM&C has a credit agreement that provides a revolving credit facility, a term loan facility, and an incremental term loan facility. Amounts outstanding under the agreement are senior to our other indebtedness. Amounts borrowed under the agreement are collateralized by substantially all of the assets of PM&C and its subsidiaries. The agreement contains certain financial covenants. For each facility, PM&C has the option of selecting the applicable interest rate, between either the lender's base rate plus an applicable margin or LIBOR plus an applicable margin. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility. At December 31, 2002, the commitment was $168.8 million. The commitment for this facility is scheduled to be further reduced on a permanent basis quarterly by $14.1 million in 2003 and $28.1 million in 2004. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. All unpaid principal and interest outstanding under this facility are due October 31, 2004. Unused amounts under this facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and letters of credit issued under the facility. Amounts repaid under this facility may be reborrowed, subject to the available borrowing commitment. Availability under this facility, net of outstanding letters of credit of $60.1 million and other insignificant adjustments, was $108.5 million at December 31, 2002. The letters of credit have not been drawn upon through December 31, 2002. Margins for this facility range 1% to 2% for base rates and 2% to 3% for LIBOR rates. Determination of the applicable margin is based on a computation specified in the agreement. Amounts borrowed under this facility during 2002 were repaid within 2002. The weighted average variable rate of interest including applicable margins on principal outstanding under this facility at December 31, 2001 was 6.25%.

         Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility. Principal scheduled to be repaid for this facility is $2.8 million, $138.9 million, and $127.9 million in 2003, 2004, and 2005, respectively. All unpaid principal and interest outstanding under this facility are due April 30, 2005. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average variable rates of interest including applicable margins on principal outstanding under this facility were 5.31% at December 31, 2002 and 5.44% at December 31, 2001.

         We borrowed $63.2 million under the incremental term loan facility in June 2002. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Principal outstanding under this facility is payable quarterly in increasing increments over the term of the facility. Principal scheduled to be repaid for this facility is $632 thousand, $16.2 million, and $45.9 million in 2003, 2004, and 2005, respectively. All unpaid principal and interest outstanding under this facility are due July 31, 2005. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average rate of interest including applicable margins on principal outstanding under this facility was 5.31% at December 31, 2002.

         PM&C's credit agreement and the indenture for PM&C's notes generally limit the ability of PM&C and its subsidiaries in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

         Aggregate commitment fees incurred under all credit facilities outstanding in the respective periods were $910 thousand, $999 thousand, and $1.6 million for 2002, 2001, and 2000, respectively.

         Scheduled maturities of long term debt at their stated maturity values and repayment of principal outstanding under all credit facilities based on amounts outstanding at December 31, 2002 for the next five years were $5.6 million in 2003, $155.6 million in 2004, and $258.8 million in 2005. No maturities beyond 2005 exist at December 31, 2002.

6. Leases

         We lease certain buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for 2002, 2001, and 2000 was $2.9 million, $3.5 million, and $2.5 million, respectively. At December 31, 2002, minimum lease payments on noncancellable operating leases scheduled for the next five years were $2.9 million in 2003, $2.4 million in 2004, $2.4 million in 2005, $1.9 million in 2006, and $556 thousand in 2007. At December 31, 2002, no operating lease payments are scheduled beyond 2007. At December 31, 2002, minimum lease payments associated with assets subject to sale/leaseback scheduled for the next five years were $812 thousand in 2003, $845 thousand in 2004, $878 thousand in 2005, $914 thousand in 2006, $950 thousand in 2007, and $2.6 million thereafter. Leases for property subject to sale/leaseback are scheduled to expire in 2010. We had no capital leases at December 31, 2002.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Other Operating Expenses

         Other operating expenses for 2002, 2001, and 2000 included expenses associated with our litigation with DIRECTV, Inc. of $12.4 million, $21.4 million, and $2.9 million, respectively. See Note 14 for information concerning this litigation.

8. Impairments

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $2.1 million, net of income tax of $1.3 million, from other comprehensive (loss) income to recognize the previously accumulated net unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, to recognize the previously accumulated net unrealized losses at that time.

         During 2002, we recognized an impairment loss of $2.5 million associated with programming rights of our Broadcast operations. This loss is contained within other operating expenses on the statement of operations and comprehensive loss. The fair value of the affected programming rights and the impairment and amount of the loss were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

9. Income Taxes

         Following is a summary of income taxes for 2002, 2001, and 2000 (in thousands):

                                                                    2002             2001                2000
                                                                  --------         ---------          ---------
State and local - current expense (benefit)..................     $    207         $    (753)         $   1,670
                                                                  --------         ---------          ---------
Federal - deferred:
   Effects of net operating loss carryforwards...............        2,140           (47,942)           (41,779)
   Other.....................................................      (17,644)          (66,404)           (52,027)
                                                                  --------         ---------          ---------
   Total federal deferred....................................      (15,504)         (114,346)           (93,806)
                                                                  --------         ---------          ---------
Net benefit attributable to continuing operations............      (15,297)         (115,099)           (92,136)
Income taxes associated with other items:
   Deferred (benefit) expense for discontinued operations....         (700)             (435)               632
   Deferred benefit for extinguishment of debt...............            -              (604)            (3,526)
   Deferred benefit for unrealized loss on marketable
    equity securities........................................       (1,874)           (5,042)            (7,340)
   Deferred tax associated with reclassification of
    realized loss on marketable equity securities............        1,258            12,998                  -
                                                                  --------         ---------          ---------
   Total income tax benefit recorded.........................     $(16,613)        $(108,182)         $(102,370)
                                                                  ========         =========          =========

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Following were the deferred income tax assets and liabilities at December 31, 2002 and 2001 (in thousands):

                                                                                      2002                2001
                                                                                    ---------           --------
Deferred tax assets:
   Current assets and liabilities............................................       $   4,454           $  2,265
   Excess of tax basis over book basis in marketable equity securities.......          27,378             25,745
   Excess of tax basis over book basis - other...............................             455              1,581
   Loss carryforwards........................................................         284,752            286,629
                                                                                    ---------           --------
       Total assets..........................................................         317,039            316,220
                                                                                    ---------           --------
Deferred tax liabilities:
   Excess of book basis over tax basis of property and equipment.............          (2,514)            (4,899)
   Excess of book basis over tax basis of amortizable intangible assets......        (368,768)          (382,385)
                                                                                    ---------           --------
       Total liabilities.....................................................        (371,282)          (387,284)
                                                                                    ---------           --------
Net deferred tax liabilities.................................................       $ (54,243)          $(71,064)
                                                                                    =========           ========

         At December 31, 2002, we had net operating loss carryforwards for income tax purposes of $749.3 million available to offset future taxable income that expire beginning 2003 through 2022.

         Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2002, 2001, and 2000:

                                     2002            2001           2000
                                     ----            ----           ----
Statutory rate...............       35.00%          35.00%         35.00%
Other........................        3.78            1.44          (1.44)
                                    -----           -----          -----
Effective tax rate...........       38.78%          36.44%         33.56%
                                    =====           =====          =====

10. Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 2002, 2001, and 2000 (in thousands):

                                                                               2002           2001           2000
                                                                             -------        --------       --------
Net adjustment in other comprehensive (loss) income, net of related
deferred taxes..........................................................     $(1,005)       $ 12,981       $(11,976)

Transfer of net assets of Golden Sky Holdings from PSC..................           -         742,166              -

Adjustment to additional paid in capital resulting from exchange of subsidiary company notes with, net of related unamortized deferred
financing costs transferred to, PSC.....................................           -         320,390              -

Marketable equity securities received in sale of tower assets...........           -               -         37,516

Deferred taxes and related intangibles recognized in acquisitions.......           -               -         27,985

Transfer of net assets of Digital Television Services from PSC..........           -               -        174,026

Transfer of capital stock issued by PSC in funding of acquisitions......           -               -         78,115

Transfer of broadcast licenses from PSC ................................           -               -         90,027

         For 2002, 2001, and 2000, we paid cash interest of $41.4 million, $66.7 million, and $59.3 million, respectively. We paid no federal income taxes in 2002, 2001, and 2000. The amount paid for state income taxes was not significant in each of 2002, 2001, and 2000.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Acquisitions

         During 2000, we completed 19 acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $232.6 million consisted of cash of $131.6 million, common and preferred stocks and warrants to purchase common stock of PCC with an aggregate value of $73.5 million, a deferred tax liability incurred of $24.4 million, $200 thousand in promissory notes, and $2.9 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights.

         In May 2000, PSC acquired Golden Sky Holdings ("GSH") in a transaction accounted for as a purchase. The total consideration for the acquisition was $1.2 billion. The merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million principally for GSH's cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million principally for the excess of the book basis over the income tax basis of the amount of DBS rights assets existing at the acquisition date. Of the total acquisition cost, $1.0 billion was allocated to the DBS rights assets, net of $94.1 million for the effect of PSC's consolidated deferred income tax valuation allowances no longer required in association with the merger. PSC contributed GSH to PM&C in 2001. The financial statements of GSH were combined with the financial statements of PM&C on an as if pooled basis for all of 2001 and for 2000 effective with the date that PSC acquired GSH because PM&C and GSH were under common control at the time of the transfer.

12. Discontinued Operations

         In September 2000, we sold to an unrelated third party all of our interests in the assets of the cable operations in Puerto Rico. The sale price was $170.0 million in cash, and the net cash proceeds of the sale were $164.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. Net revenues and pretax income of the cable operations for 2000 were $18.1 million and $1.7 million, respectively.

         At December 31, 2002, we had entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. We completed the sale in March 2003. Accordingly, we classified the operations of this station as discontinued for 2002 and 2001. There were no operations for this station in 2000. Revenues for this station were $980 thousand and $106 thousand in 2002 and 2001, respectively, and pretax loss for this station was $1.8 million and $1.1 million in 2002 and 2001, respectively. Assets and liabilities associated with the station are not significant to our financial position and are included with other current and noncurrent assets and liabilities as appropriate.

13. Financial Instruments

         The carrying and fair values of our long term debt at December 31, 2002 and 2001 were as follows (in thousands):

                                                                      2002                         2001
                                                           ---------------------------- ---------------------------
                                                             Carrying        Fair         Carrying       Fair
                                                               Value         Value         Value         Value
                                                            ----------     --------       --------      --------
Long term debt (including current portion).............      $418,997      $410,497       $444,517      $445,792

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The fair values of $75.5 million and $84.9 million at December 31, 2002 and 2001, respectively, for publicly held notes were estimated based on available market prices at those dates. These notes are not actively traded. Principal amounts outstanding for variable rate debt at December 31, 2002 and 2001 of $332.3 million and $352.3 million, respectively, were assumed to approximate their fair values at those dates because this debt is subject to short term variable rates of interest and the rates in effect at those dates approximated market rates available at each date. Other financial instruments included in the table were not significant and their fair values were assumed to be equal to their carrying amounts.

         At December 31, 2002, we had two interest rate swap contracts that were outstanding for all of 2002. Each contract is with a different financial institution. Both swaps terminate March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable market interest rate for each contract is based on the six month LIBOR rate in effect at the beginning of each six month rate resetting period.

         At December 31, 2002, we had four interest rate cap contracts, two with different financial institutions that were outstanding for all of 2002 and two that we entered into in August 2002 with the same financial institution. Two contracts terminate in March 2003, with one contract having a notional amount of $33.9 million and the other having a notional amount of $34.0 million. The cap rate for each of these contracts is 9.0%. The contracts entered into in 2002 terminate in September 2005 and each has a notional amount of $15.8 million, with one having a cap rate of 9.00% and the other having a cap rate of 4.00%. The premiums we paid to enter into these two contracts were not significant. The variable market interest rate for all four contracts is based on the three month LIBOR rate in effect at the beginning of each three month resetting period.

         The aggregate fair values of the swaps and caps at December 31, 2002 and 2001 were liabilities of $1.2 million and $4.2 million, respectively. With respect to the net change in the fair values of our swaps and caps, we recognized gain of $3.0 million in 2002 and a loss of $4.2 million in 2001. We were not required to recognize gain or loss on our swaps and caps prior to 2001. As a result of market LIBOR rates applicable to us for the swaps being lower than the fixed rates we pay on the swaps in each of 2002, 2001, and 2000, we incurred net additional interest of $3.6 million, $1.3 million, and $194 thousand in 2002, 2001, and 2000, respectively. The caps have not had any effect on our effective interest rates or the amount of interest incurred, and only nominal effect in the amount of gains and losses recorded for the net changes in the aggregate fair values of our swaps and caps during 2002 and 2001.

14. Commitments and Contingent Liabilities

Legal Matters

DIRECTV, Inc. Litigation
------------------------

National Rural Telecommunications Cooperative:

         PST and GSS are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV, Inc. filed a counterclaim seeking judicial clarification of certain provisions of DIRECTV, Inc.'s contract with the NRTC. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. It is anticipated that a motion will be filed with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers.

Pegasus Satellite Television and Golden Sky Systems:

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On June 22, 2001, DIRECTV, Inc. brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. The seamless marketing agreement provided seamless marketing and sales for DIRECTV retailers and distributors. On July 16, 2001, PST and GSS filed a cross complaint against DIRECTV, Inc. alleging, among other things, that 1) DIRECTV, Inc. breached the seamless marketing agreement and 2) DIRECTV, Inc. engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. This suit has since been removed to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added claims for 1) rescission of the seamless marketing agreement on the ground of fraudulent inducement, 2) specific performance of audit rights, and 3) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortious interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DIRECTV, Inc.'s motion to dismiss 1) the specific performance claim and 2) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DIRECTV, Inc.'s motion to dismiss the implied covenant of good faith claim in its entirety.

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. The court removed a hearing date of December 16, 2002 and no new date has been set for hearing or resolution of pending motions.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear whether all the lawsuits will be tried together.

Other Legal Matters
-------------------

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commitments

Call Center Services
--------------------

         We have an agreement with a provider of integrated marketing, information, and transaction services to provide customer relationship management services. As permitted by the agreement, in July 2002, we gave notice that we intended to terminate the agreement 12 months from the date of notice. As a result, we will pay a termination fee of $4.5 million on the termination date. We accrued a liability for this fee in the third quarter 2002 and charged DBS' other subscriber related expenses on the statement of operations and comprehensive loss for this amount. The minimum annual services fee called for under the contract for services to be performed in 2003 while the contract is still in effect is $10.9 million. Expense recognized under this agreement was $22.8 million, $27.9 million, and $22.3 million in 2002, 2001, and 2000, respectively. The fees that we pay under the agreement vary generally based on the types of service provided, performance criteria, and other costs incurred by the provider.

Communications Services
-----------------------

         We entered into a new agreement with our provider of communication services in 2002 that expires March 2005. The fees that we pay under the agreement vary generally based on usage type and volume. We must pay a minimum annual fee of $6.0 million over the term of the agreement. Expense recognized under this agreement was $6.9 million, $9.2 million, and $6.3 million in 2002, 2001, and 2000, respectively.

Broadcast Programming Rights
----------------------------

         At December 31, 2002, we were scheduled to make payments for rights to air programming of $4.2 million in 2003, $3.2 million in 2004, $1.9 million in 2005, $1.1 million in 2006, and $803 thousand in 2007.

15. Related Party Transactions

         We reimburse a subsidiary of PSC for corporate expenses incurred by it on our behalf relating to certain administrative and accounting services, billing, and programming. The amount of these expenses reimbursed and recorded by us as corporate expenses on the statement of operations and comprehensive loss was $13.7 million, $14.2 million, and $10.4 million for 2002, 2001, and 2000, respectively.

         Advances to affiliates represent amounts owed to us by affiliates and is a receivable; advances from affiliates represent amounts we owe to affiliates and is a payable. Affiliates are PCC and/or its subsidiaries and PSC and/or its subsidiaries. We combine advances to and from affiliates because we have the right to offset these amounts, and report the net amount as appropriate on our balance sheet. At December 31, 2002 we had net advances from affiliates of $1.4 million, and at December 31, 2001 we had net advances to affiliates of $33.8 million. The decrease in the net advances to affiliates was due to settlements that occurred during 2002. Settlement of net advances generally occur quarterly but may occur at different times at the discretion of management which is common for us and our affiliates.

16. Industry Segments

         At December 31, 2002, our only reportable segment was our DBS business. DBS provides multichannel DBS DIRECTV services in rural areas of the United States on a subscription basis. Audio and video programming provided 92%, 93%, and 93% of the total DBS revenues in 2002, 2001, and 2000, respectively. Performance of the DBS business is evaluated based on premarketing cash flow and EBITDA, as determined by us. Information on DBS' revenue and results of operations is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period reported. Capital expenditures for the DBS business were $28.2 million, $37.0 million, and $19.1 million for 2002, 2001, and 2000, respectively. Capital expenditures for all other operations were $1.0 million, $3.5 million, and $11.7 million for 2002, 2001, and 2000, respectively. Identifiable total assets for DBS were $1.7 billion and $2.0 billion at December 31, 2002 and 2001, respectively. Identifiable total assets for all other operations were $88.2 million and $56.7 million at December 31, 2002 and 2001, respectively.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Quarterly Information (Unaudited)
    (in thousands)

                                                                         Quarter Ended
                                               March 31,            June 30,      September 30,     December 31,
                                                 2002                2002             2002              2002
                                                 ----                ----             ----              ----
Net revenues................................   $222,395            $225,129         $225,753          $227,555
Income (loss) from operations...............     (3,585)              3,978           (2,615)              814
Loss before extraordinary item..............     (7,609)             (5,349)          (7,435)           (5,390)
Net loss....................................     (7,609)             (5,349)          (7,435)           (5,390)

                                                                         Quarter Ended
                                               March 31,            June 30,      September 30,     December 31,
                                                 2001                2001             2001              2001
                                                 ----                ----             ----              ----

Net revenues................................   $213,484            $215,165          $214,571         $227,391
Loss from operations .......................    (69,320)            (58,708)          (47,848)         (36,550)
Loss before extraordinary item..............    (61,112)            (49,007)          (56,911)         (33,157)
Net loss....................................    (61,112)            (49,993)          (56,911)         (33,157)

In the quarter ended September 30, 2001, we recognized a loss on the impairment of marketable equity securities of $34.2 million.

         Amounts in the above tables for revenues and income (loss) from operations for quarters ended March 31, 2002 and 2001, June 30, 2002 and 2001, and December 31, 2001 may differ from the amounts previously reported because the amounts in the tables for these periods reflect applicable adjustments for discontinued operations first reported in the quarter ended September 30, 2002.

18. Subsidiary Guarantors

         PM&C's 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Development Corporation and South Plains DBS L.P., both of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Nonguarantor Subsidiaries"). We believe separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not deemed significant. In lieu of separate financial statements, we are providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
As of December 31, 2002                           Subsidiaries     Subsidiaries      PM&C         Eliminations  Consolidated
                                                -----------------------------------------------------------------------------
   Cash and cash equivalents                      $    12,237                                                    $   12,237
   Accounts receivable, net                            36,005                                                        36,005
   Other current assets                                36,387       $  (7,275)    $    5,006                         34,118
                                                ---------------------------------------------------------------------------
     Total current assets                              84,629          (7,275)         5,006                         82,360
   Property and equipment, net                         74,213                                                        74,213
   Intangible assets, net                           1,567,678                                                     1,567,678
   Investments in others                              987,628                      1,625,006      $(2,546,422)       66,212
   Other noncurrent assets                             29,518                          6,172                         35,690
                                                ---------------------------------------------------------------------------
     Total                                        $2,743,666        $  (7,275)    $1,636,184      $(2,546,422)   $1,826,153
                                                ===========================================================================

   Current portion of long term debt              $     2,249                     $    3,382                     $    5,631
   Accounts payable                                    14,899                                                        14,899
   Other current liabilities                          125,706                          6,441                        132,147
                                                ---------------------------------------------------------------------------
     Total current liabilities                        142,854                          9,823                        152,677
   Long term debt                                         425                        412,941                        413,366
   Other noncurrent liabilities                        44,533                         59,895                        104,428
                                                ---------------------------------------------------------------------------
     Total liabilities                                187,812                        482,659                        670,471
   Minority interest                                    2,157                                                         2,157
    Total common stockholder's equity               2,553,697       $  (7,275)     1,153,525      $(2,546,422)    1,153,525
                                                ---------------------------------------------------------------------------
     Total                                        $ 2,743,666       $  (7,275)    $1,636,184      $(2,546,422)   $1,826,153
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
As of December 31, 2001                           Subsidiaries     Subsidiaries      PM&C         Eliminations  Consolidated
                                                -----------------------------------------------------------------------------
   Cash and cash equivalents                      $    99,710                                                    $   99,710
   Accounts receivable, net                            43,860                                                        43,860
   Other current assets                                67,207       $   3,765     $    4,407                         75,379
                                                ---------------------------------------------------------------------------
     Total current assets                             210,777           3,765          4,407                        218,949
   Property and equipment, net                         72,335                                                        72,335
   Intangible assets, net                           1,692,183                            125                      1,692,308
  Investments in others                             1,044,519          54,743      1,854,614      $(2,903,544)       50,332
   Other noncurrent assets                             32,249                          7,674                         39,923
                                                ---------------------------------------------------------------------------
     Total                                        $ 3,052,063       $  58,508     $1,866,820      $(2,903,544)   $2,073,847
                                                ===========================================================================

  Current portion of long term debt               $     5,865                     $    2,750                     $    8,615
   Accounts payable                                     8,905                                                         8,905
   Other current liabilities                          145,482                          6,898                        152,380
                                                ---------------------------------------------------------------------------
     Total current liabilities                        160,252                          9,648                        169,900
   Long term debt                                       2,824                        433,078                        435,902
   Other noncurrent liabilities                        42,636                         77,489                        120,125
                                                ---------------------------------------------------------------------------
     Total liabilities                                205,712                        520,215                        725,927
   Minority interest                                    1,315                                                         1,315
     Total common stockholder's equity              2,845,036       $  58,508      1,346,605      $(2,903,544)    1,346,605
                                                ---------------------------------------------------------------------------
     Total                                        $ 3,052,063       $  58,508     $1,866,820      $(2,903,544)   $2,073,847
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2002             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net revenues:
   DBS                                            $   853,209       $  15,340                     $    (3,694)   $  864,855
   Other                                               35,977                                                        35,977
                                                ---------------------------------------------------------------------------
     Total net revenues                               889,186          15,340                          (3,694)      900,832
Operating expenses:
   DBS
   Programming                                        379,912           7,937                                       387,849
   Other subscriber related expenses                  197,841                                                       197,841
                                                ---------------------------------------------------------------------------
     Direct operating expenses                        577,753           7,937                                       585,690
   Promotions and incentives                           13,562                                                        13,562
   Advertising and selling                            (12,002)         46,603                          (3,694)       30,907
   General and administrative                          26,829             428                                        27,257
   Depreciation and amortization                      168,448             141                                       168,589
                                                ---------------------------------------------------------------------------
     Total DBS operating expenses                     774,590          55,109                          (3,694)      826,005
   Other operating expenses                            38,374                       $ 37,861                         76,235
                                                ---------------------------------------------------------------------------
     Income (loss) from operations                     76,222         (39,769)       (37,861)                        (1,408)
Interest expense                                         (995)                       (37,354)                       (38,349)
Other                                                  (3,158)                         2,976                           (182)
                                                ---------------------------------------------------------------------------
     Income (loss) before equity in
      affiliates, income taxes, and
      discontinued operations                          72,069         (39,769)       (72,239)                       (39,939)
Equity in earnings (losses) of affiliates             (40,776)          2,397         32,300            6,079
Benefit for income taxes                                                             (15,297)                       (15,297)
                                                ---------------------------------------------------------------------------
     Income (loss) before discontinued
      operations                                       31,293         (37,372)       (24,642)           6,079       (24,642)
Discontinued operations, net of taxes                  (1,141)                        (1,141)           1,141        (1,141)
                                                ---------------------------------------------------------------------------
     Net income (loss)                                 30,152         (37,372)       (25,783)           7,220       (25,783)
Other comprehensive loss                               (1,005)                        (1,005)           1,005        (1,005)
                                                ---------------------------------------------------------------------------
     Comprehensive income (loss)                  $    29,147       $ (37,372)      $(26,788)     $     8,225    $  (26,788)
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss (In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2001             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net revenues:
   DBS                                            $   825,461       $  17,969                     $    (5,222)   $  838,208
   Other                                               32,403                                                        32,403
                                                ---------------------------------------------------------------------------
     Total net revenues                               857,864          17,969                          (5,222)      870,611
Operating expenses:
   DBS
   Programming                                        352,094           7,785                                       359,879
   Other subscriber related expenses                  205,120                                                       205,120
                                                ---------------------------------------------------------------------------
     Direct operating expenses                        557,214           7,785                                       564,999
   Promotions and incentives                           40,393                                                        40,393
   Advertising and selling                             (2,280)        112,179                          (5,222)      104,677
   General and administrative                          35,584             548                                        36,132
   Depreciation and amortization                      257,403             140                                       257,543
                                                ---------------------------------------------------------------------------
     Total DBS operating expenses                     888,314         120,652                          (5,222)    1,003,744
   Other operating expenses                            79,196                     $       97                         79,293
                                                ---------------------------------------------------------------------------
     Loss from operations                            (109,646)       (102,683)           (97)                      (212,426)
Interest expense                                      (22,749)                       (42,809)                       (65,558)
Loss on marketable securities                         (34,205)                                                      (34,205)
Other                                                    (410)                        (1,978)                        (2,388)
                                                ---------------------------------------------------------------------------
     Loss before equity in affiliates,
      income taxes, discontinued
      operations, and extraordinary items            (167,010)       (102,683)       (44,884)                      (314,577)
Equity in earnings (losses) of affiliates             (67,627)         36,808       (269,693)         300,512
Benefit for income taxes                                                            (115,099)                      (115,099)
                                                ---------------------------------------------------------------------------
     Loss before discontinued operations
      and extraordinary item                         (234,637)        (65,875)      (199,478)         300,512      (199,478)
Discontinued operations, net of taxes                    (709)                          (709)             709          (709)
                                                ---------------------------------------------------------------------------
     Loss before extraordinary item                  (235,346)        (65,875)      (200,187)         301,221      (200,187)
Extraordinary loss on extinguishment of
  debt, net of taxes                                     (986)                          (986)             986          (986)
                                                ---------------------------------------------------------------------------
     Net loss                                        (236,332)        (65,875)      (201,173)         302,207      (201,173)
Other comprehensive income                             12,981                         12,981          (12,981)       12,981
                                                ---------------------------------------------------------------------------
     Comprehensive loss                           $  (223,351)      $ (65,875)    $ (188,192)     $   289,226    $ (188,192)
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss (In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2000             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net revenues:
   DBS                                            $   574,962       $  11,714                     $    (4,601)   $  582,075
   Other                                               35,343                                                        35,343
                                                ---------------------------------------------------------------------------
     Total net revenues                               610,305          11,714                          (4,601)      617,418
Operating expenses:
   DBS
   Programming                                        242,380           4,688                                       247,068
   Other subscriber related expenses                  135,513                                                       135,513
                                                ---------------------------------------------------------------------------
     Direct operating expenses                        377,893           4,688                                       382,581
   Promotions and incentives                           37,283                                                        37,283
   Advertising and selling                             (3,441)        140,760                          (4,601)      132,718
   General and administrative                          24,271             322                                        24,593
   Depreciation and amortization                      185,328              94                                       185,422
                                                ---------------------------------------------------------------------------
     Total DBS operating expenses                     621,334         145,864                          (4,601)      762,597
   Other operating expenses                            56,733                     $       90                         56,823
                                                ---------------------------------------------------------------------------
     Loss from operations                             (67,762)       (134,150)           (90)                      (202,002)
Interest expense                                      (36,302)                       (43,667)                       (79,969)
Other                                                   1,564                          2,578                          4,142
                                                ---------------------------------------------------------------------------
     Loss before equity in affiliates,
      income taxes, discontinued
      operations, and extraordinary items            (102,500)       (134,150)       (41,179)                      (277,829)
Equity in earnings (losses) of affiliates            (110,683)         23,830       (236,650)         323,503
Benefit for income taxes                                                             (92,136)                       (92,136)
                                                ---------------------------------------------------------------------------
     Loss before discontinued operations
      and extraordinary item                         (213,183)       (110,320)      (185,693)         323,503      (185,693)
Discontinued operations, net of taxes                  60,424             (32)        60,392          (60,392)       60,392
                                                ---------------------------------------------------------------------------
     Loss before extraordinary item                  (152,759)       (110,352)      (125,301)         263,111      (125,301)
Extraordinary loss on extinguishment of
  debt, net of taxes                                   (5,754)                        (5,754)           5,754        (5,754)
                                                ---------------------------------------------------------------------------
    Net loss                                         (158,513)       (110,352)      (131,055)         268,865      (131,055)
Other comprehensive loss                              (11,976)                       (11,976)          11,976       (11,976)
                                                ---------------------------------------------------------------------------
    Comprehensive loss                            $  (170,489)      $(110,352)    $ (143,031)     $   280,841    $ (143,031)
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2002             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net cash provided by (used for)
 operating activities                             $   177,036       $ (37,231)    $  (36,985)                    $  102,820
                                                ---------------------------------------------------------------------------
Cash flows from investing activities:
  DBS equipment capitalized                           (26,431)                                                      (26,431)
  Capital expenditures                                 (1,833)                                                       (1,833)
                                                ---------------------------------------------------------------------------
Net cash used for investing activities                (28,264)                                                      (28,264)
                                                ---------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings on term loan facility                                                    63,156                         63,156
  Repayments of term loan facility                                                    (3,065)                        (3,065)
  Net repayments of revolving credit facility                                        (80,000)                       (80,000)
  Repayments of other long term debt                   (6,002)                                                       (6,002)
  Net advances from affiliates                         18,909                         12,532                         31,441
  Distributions to parent                            (323,019)        (29,495)      (278,383)     $   352,514      (278,383)
  Distributions to subsidiaries                       (66,726)                      (109,413)         176,139
  Contributions from parent                           109,413          66,726        109,413         (176,139)      109,413
  Contributions from subsidiaries                      29,495                        323,019         (352,514)
  Other                                                 1,685                           (274)                         1,411
                                                ---------------------------------------------------------------------------
Net cash provided by (used for)
 financing activities                                (236,245)         37,231         36,985                       (162,029)
                                                ---------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                          (87,473)                                                      (87,473)
Cash and cash equivalents, beginning of year           99,710                                                        99,710
                                                ---------------------------------------------------------------------------
Cash and cash equivalents, end of year            $    12,237       $       -     $        -      $         -    $   12,237
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2001             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net cash provided by (used for)
 operating activities                             $   318,120       $ (65,735)    $ (311,823)                    $  (59,438)
                                                ---------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisitions                                           (889)                                                         (889)
  DBS equipment capitalized                           (20,830)                                                      (20,830)
  Capital expenditures                                (19,682)                                                      (19,682)
  Purchases of intangible assets                       (7,638)                                                       (7,638)
                                                ---------------------------------------------------------------------------
Net cash used for investing activities                (49,039)                                                      (49,039)
                                                ---------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of term loan facility                    (35,000)                        (2,750)                       (37,750)
  Net borrowings (repayments) of revolving
  credit facility                                     (37,000)                        45,000                          8,000
  Repayments of other long term debt                   (7,485)                                                       (7,485)
  Net advances from (to) affiliates                    84,380                       (125,794)                       (41,414)
  Distributions to parent                            (336,094)       (178,370)       (44,215)     $   514,464       (44,215)
  Distributions to subsidiaries                      (244,105)                      (148,775)         392,880
  Contributions from parent                           148,775         244,105        148,775         (392,880)      148,775
  Contributions from subsidiaries                     178,370                        336,094         (514,464)
  Other                                                 1,806                         (2,791)                          (985)
                                                ---------------------------------------------------------------------------
Net cash provided by (used for)
 financing activities                                (246,353)         65,735        205,544                         24,926
                                                ---------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                      22,728                       (106,279)                       (83,551)
Cash and cash equivalents, beginning of year           76,982                        106,279                        183,261
                                                ---------------------------------------------------------------------------
Cash and cash equivalents, end of year            $    99,710       $       -     $        -      $         -    $   99,710
                                                ===========================================================================

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Subsidiary Guarantors (continued)

Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                   Guarantor       Nonguarantor                   Adjustments/
For the Year ended December 31, 2000             Subsidiaries      Subsidiaries      PM&C        Eliminations   Consolidated
                                                -----------------------------------------------------------------------------
Net cash provided by (used for)
 operating activities                             $   270,541       $(110,258)    $ (219,475)                    $  (59,192)
                                                ---------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisitions                                       (131,572)                                                     (131,572)
  DBS equipment capitalized                           (12,209)                                                      (12,209)
  Capital expenditures                                (18,548)                                                      (18,548)
  Purchases of intangible assets                      (15,795)                                                      (15,795)
  Proceeds from sale of cable operations              166,937                                                       166,937
  Other                                                (6,461)                                                       (6,461)
                                                ---------------------------------------------------------------------------
Net cash used for investing activities                (17,648)                                                      (17,648)
                                                ---------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings on term loan facility                                                   275,000                        275,000
  Repayments of term loan facility                    (19,000)                                                      (19,000)
  Net repayments of revolving credit facility         (22,700)                      (107,500)                      (130,200)
  Repayments of other long term debt                  (18,929)                                                      (18,929)
  Net advances from (to) affiliates                     6,260                        (13,059)                        (6,799)
  Distributions to parent                            (207,836)       (139,622)       (33,899)     $   347,458       (33,899)
  Distributions to subsidiaries                      (249,700)                      (173,908)         423,608
  Contributions from parent                           173,908         249,700        173,908         (423,608)      173,908
  Contributions from subsidiaries                     139,622                        207,836         (347,458)
  Other                                                 7,065                         (8,380)                        (1,315)
                                                ---------------------------------------------------------------------------
Net cash provided by (used for)
 financing activities                                (191,310)        110,078        319,998                        238,766
                                                ---------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                      61,583            (180)       100,523                        161,926
Cash and cash equivalents, beginning of year           15,399             180          5,756                         21,335
                                                ---------------------------------------------------------------------------
Cash and cash equivalents, end of year            $    76,982       $       -     $  106,279      $         -    $  183,261
                                                ===========================================================================

PEGASUS MEDIA & COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

                                     Balance at        Additions         Additions
                                    Beginning of      Charged To        Charged To                         Balance at
          Description                  Period          Expenses       Other Accounts      Deductions      End of Period

         Allowance for
       Doubtful Accounts
       -----------------
           Year 2002                     $5,961         $23,762                           $22,502 (b)        $7,221
           Year 2001                      3,303          36,456                            33,798 (b)         5,961
           Year 2000                      1,067          14,531           $1,343 (a)       13,638 (b)         3,303


  Valuation Allowance for Net
  Deferred Income Tax Assets
  ---------------------------
           Year 2002
           Year 2001
           Year 2000                    $43,815                                           $43,815 (c)

(a) Represents allowance for doubtful accounts of $343 thousand for Digital Television Services, Inc. and $1.0 million for Golden Sky Holdings, Inc. resulting from the merger of each company into PM&C.
(b)  Amounts written off, net of recoveries.
(c) Valuation allowances no longer required due to the acquisition of Golden Sky Holdings, Inc.

                                 EXHIBIT INDEX


Exhibit Number   Description of Document
--------------   -----------------------

   3.1 Amended and Restated Certificate of Incorporation of Pegasus Media & Communications, Inc., as amended (which is incorporated herein by reference to Exhibit 3.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   3.2 By-Laws of Pegasus Media & Communications, Inc. (which is incorporated herein by reference to Exhibit 3.2 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

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

   4.2 Form of 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

   4.3 Form of Subsidiary Guarantee with respect to the 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

   10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).

   10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

   10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation (File No. 333-31080)).

   10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001).

   10.6 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on April 3, 2002).

   10.7+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

   10.8+ Pegasus Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

   10.9 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) filed with the Securities and Exchange Commission on November 12, 1999).

   10.10 Amendment dated December 31, 1999 to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc., and Digital Television Services, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

   10.11+ Executive Employment Agreement effective as of June 1, 2002 for Ted S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
                2002).

   10.12+ Amendment No. 1 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of September 1, 2002 (which is incorporated herein by reference to Exhibit 10.13 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

   10.13+ Amendment No. 2 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.14 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

   10.14+ Amendment No. 3 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.15 to Form 10-K of Pegasus Communications Corporation filed with the SEC on March 31,
                2003).

   10.15+ Amendment No. 1 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.16 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

   10.16+ Amendment No. 2 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.17 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

   10.17+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit
                10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
                2002).

   10.18+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

   10.19+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

   24.1*        Power of Attorney (included on Signatures page).

   99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
*  Filed herewith.
+  Indicates a management contract or compensatory plan.