Form 10-Q
period 2003-03-31
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2003-05-14
CIK 948590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No /X/


         Number of shares of each class of the registrant's common stock outstanding as of May 9, 2003:

                  Class A, Common Stock, $0.01 par value      161,500
                  Class B, Common Stock, $0.01 par value        8,500

         The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2003

                                                                                                Page

PART I. FINANCIAL INFORMATION
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                             March 31, 2003 and December 31, 2002                                 4

                           Consolidated Statements of Operations and Comprehensive Loss
                             Three months ended March 31, 2003 and 2002                           5

                           Condensed Consolidated Statements of Cash Flows
                             Three months ended March 31, 2003 and 2002                           6

                           Notes to Consolidated Financial Statements                             7

         Item 2.           Management's Narrative Analysis of the Results of Operations          19

         Item 4.           Controls and Procedures                                               24

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     26

         Item 6.           Exhibits and Reports on Form 8-K                                      26

         Signatures                                                                              27

         Certifications


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                     March 31,          December 31,
                                                                                       2003                 2002
                                                                                 ----------------     ----------------
                                                                                             (unaudited)
Currents assets:
   Cash and cash equivalents                                                        $     15,121        $     12,237
   Accounts receivable, net:
     Trade                                                                                21,547               27,163
     Other                                                                                10,224                8,842
   Deferred subscriber acquisition costs, net                                             14,242               15,706
   Deferred income taxes                                                                   4,334                4,454
   Prepaid expenses                                                                        5,086                6,377
   Other current assets                                                                    6,930                7,581
                                                                                 ----------------     ----------------
     Total current assets                                                                 77,484               82,360
Property and equipment, net                                                               66,957               66,977
Intangible assets, net                                                                 1,535,952            1,564,874
Other noncurrent assets                                                                  110,075              111,942
                                                                                 ----------------     ----------------

   Total                                                                            $  1,790,468        $   1,826,153
                                                                                 ================     ================

Current liabilities:

   Current portion of long term debt                                                $      3,807        $       5,631
   Accounts payable                                                                       11,433               14,899
   Accrued programming fees                                                               56,915               57,196
   Accrued commissions and subsidies                                                      40,277               40,191
   Other accrued expenses                                                                 19,835               19,866
   Other current liabilities                                                              10,657               14,894
                                                                                 ----------------     ----------------
     Total current liabilities                                                           142,924              152,677
Long term debt                                                                           412,196              413,366
Other noncurrent liabilities                                                             102,644              104,428
                                                                                 ----------------     ----------------
     Total liabilities                                                                   657,764              670,471
                                                                                 ----------------     ----------------

Commitments and contingent liabilities  (see Note 8)
Minority interest                                                                          2,343                2,157
Common stockholder's equity:
   Common stock                                                                                2                    2
   Other common stockholder's equity                                                   1,130,359            1,153,523
                                                                                 ----------------     ----------------
     Total common stockholder's equity                                                 1,130,361            1,153,525
                                                                                 ----------------     ----------------

   Total                                                                            $  1,790,468        $   1,826,153
                                                                                 ================     ================

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                     2003            2002
                                                                                -------------    ------------
                                                                                          (unaudited)
       Net revenues:
          DBS                                                                   $   205,546      $  214,724
          Broadcast                                                                   7,284           6,495
                                                                                -------------    ------------
            Total net revenues                                                      212,830         221,219

       Operating expenses:
          DBS
            Programming                                                              93,256          96,318
            Other subscriber related expenses                                        44,675          51,741
                                                                                -------------    ------------
            Direct operating expenses (excluding depreciation and
               amortization shown below)                                            137,931         148,059
            Promotions and incentives                                                 2,878           1,743
            Advertising and selling                                                   5,726           8,301
            General and administrative                                                6,373           7,917
            Depreciation and amortization                                            41,986          39,450
                                                                                -------------    ------------
              Total DBS                                                             194,894         205,470
          Broadcast                                                                   7,605           7,260
          Corporate expenses (including depreciation and amortization of $6
            for 2002)                                                                 3,103           4,031
          Other operating expenses, net                                               6,165           7,975
                                                                                -------------    ------------
            Income (loss) from operations                                             1,063          (3,517)
       Interest expense                                                              (9,875)         (9,025)
       Interest income                                                                   28              80
       Other nonoperating income, net                                                 1,316           1,126
                                                                                -------------    ------------
            Loss before income taxes and discontinued operations                     (7,468)        (11,336)
       Benefit for income taxes                                                      (2,817)         (4,160)
                                                                                -------------    ------------
            Loss before discontinued operations                                      (4,651)         (7,176)
       Discontinued operations:

       Income (loss) from discontinued operations (including gain on disposal of
          $7,639 in 2003), net of income tax (expense) benefit of $(2,729)
          and $265, respectively                                                      4,454            (433)
                                                                                -------------    ------------
            Net loss                                                                   (197)         (7,609)
       Other comprehensive loss:
          Unrealized loss on marketable equity securities, net of income tax
            benefit of $1,315                                                            -           (2,146)
                                                                                -------------    ------------
            Comprehensive loss                                                  $      (197)     $   (9,755)
                                                                                =============    ============

           See accompanying notes to consolidated financial statements

                       Pegasus Media &Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Three Months Ended March 31,
                                                                                 2003             2002
                                                                            -------------    -------------
                                                                                     (unaudited)
Net cash provided by operating activities                                    $   24,484        $  19,269
                                                                            -------------    -------------
Cash flows from investing activities:

   DBS equipment capitalized                                                     (5,384)          (6,039)
   Other capital expenditures                                                      (375)          (1,132)
   Proceeds from sale of broadcast station                                       10,965                -
   Other                                                                             98                -
                                                                            -------------    -------------
Net cash provided by (used for) investing activities                              5,304           (7,171)
                                                                            -------------    -------------
Cash flows from financing activities:

   Repayments of term loan facility                                                (846)            (687)
   Repayment of revolving credit facility                                             -          (80,000)
   Repayments of other long term debt                                            (2,249)          (5,852)
   Net advances to affiliates                                                      (949)            (224)
   Distributions to parent                                                      (28,280)         (48,352)
   Contributions from parent                                                      5,313           36,000
   Other                                                                            107               29
                                                                            -------------    -------------
Net cash used for financing activities                                          (26,904)         (99,086)
                                                                            -------------    -------------

Net increase (decrease) in cash and cash equivalents                              2,884          (86,988)
Cash and cash equivalents, beginning of year                                     12,237           99,710
                                                                            -------------    -------------
Cash and cash equivalents, end of period                                     $   15,121        $  12,722
                                                                            =============    =============

           See accompanying notes to consolidated financial statements

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

        All references to "we," "us," and "our" refer to Pegasus Media & Communications, Inc., together with its direct and indirect subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization.

         We hold the principal operations for PSC and PCC, and each relies on us as a source of cash in primarily meeting their respective debt and preferred stock obligations. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. PM&C's credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         For the three months ended March 31, 2003 and 2002, the DBS business had income from operations of $10.7 million and $9.3 million, respectively. We attribute the improvement in the current year to our DBS business strategy. Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our DBS business strategy has resulted in an increase in income from operations, it has also resulted in decreases in the number of subscribers for the three months ended March 31, 2003 and a decrease in DBS net revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the near term, our DBS business strategy may result in further decreases in the number of our DBS subscribers and our DBS net revenues when compared to prior periods, but we believe that our results from operations for the DBS business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

         We are involved in significant litigation. See Note 8 for further information.

2.   Basis of Presentation

         The unaudited financial statements herein include the accounts of PM&C and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

3.   Changes in Other Stockholder's Equity

         Changes in other stockholder's equity from December 31, 2002 to March 31, 2003 consisted of net loss of $(197) thousand and cash distributions to PSC of $(28.3) million.

4.   Long Term Debt

         All principal amounts borrowed by PM&C under its revolving credit facility were repaid during the three months ended March 31, 2003. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $61.4 million at March 31, 2003. At March 31, 2003, the commitment for the revolving credit facility was permanently reduced as scheduled by the terms of the facility by $14.1 million to $154.7 million. The commitment is scheduled to be further reduced by $14.1 million on June 30, 2003. Availability under the revolving credit facility at March 31, 2003 was $93.3 million.

         PM&C repaid $688 thousand of principal outstanding under its term loan facility during the three months ended March 31, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $268.8 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term loan facility was 4.8% and 5.3% at March 31, 2003 and December 31, 2002, respectively.

         PM&C repaid $158 thousand of principal outstanding under its incremental term loan facility during the three months ended March 31, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $62.7 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the incremental term loan facility was 4.8% and 5.3% at March 31, 2003 and December 31, 2002, respectively.

5.   Supplemental Cash Flow Information

         The only significant noncash investing and financing activity was a net change in other comprehensive loss for the three months ended March 31, 2002 of $2.1 million.

6.   Dispositions

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party for a purchase price of $11.5 million in cash. As of March 31, 2003, proceeds of the sale, net of costs related to the sale, were $11.0 million, and a gain on the sale of $7.6 million was recorded. Ultimate net proceeds from and gain on the sale are subject to later adjustment for contract termination costs and fees and other services related to the sale that are yet to be finalized. The operations for this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Prior to March 31, 2003, we had established our intent and ability to dispose of two of our broadcast television stations that are located in Mississippi. In April 2003, we transferred an entity holding the operating licenses for the stations to PSC for aggregate consideration of $5.4 million. On April 30, 2003, we sold the nonlicense assets and related liabilities of the stations to an unaffiliated party for an aggregate of $8.1 million, and received aggregate proceeds, net of costs of the sale, of $7.6 million. Gain or loss on the sale of the nonlicense assets and related liabilities and transfer of the operating licenses, if any, is pending subject to final determination of the carrying amounts of assets and liabilities related to these transactions. The operations of these stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet, but such have been included therein in other current and noncurrent assets and liabilities as appropriate.

         Aggregate revenues and pretax income (loss), including a net gain of $7.6 million in 2003, for discontinued operations were as follows (in thousands):

                               Three Months Ended
                                    March 31,
                              2003           2002
                            ----------    ----------
Revenues                       $1,153       $1,348
Pretax income (loss)            7,183         (698)

7.   Industry Segments

         Our only reportable segment at March 31, 2003 was our DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.7 billion at March 31, 2003, which were not significantly different from those at December 31, 2002.

8.   Commitments and Contingent Liabilities

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

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rural markets. On July 22, 1999, DIRECTV, Inc. filed acounterclaim seeking judicial clarification of certain provisions of DIRECTV, Inc.'s contract with the NRTC. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101o W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. Personalized Media is a company with which Pegasus Development has a licensing arrangement. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. The NRTC filed a motion with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. That motion is scheduled for hearing June 2, 2003. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim. On June 20, 2001, PST and GSS filed a second amended complaint, updating the claims asserted in the earlier complaints.

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

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. These motions were argued on May 5, 2003 and have been taken under submission by the United States District Court, Central District of California.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

class action, and PST'sand GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear which of the lawsuits will be tried together.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

9.   New Accounting Pronouncements

         On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This FAS amends and clarifies various items and issues related to derivative instruments. We are still studying the content of this FAS for any potential impacts to us.

10.  Subsidiary Guarantees

         PM&C's 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Development Corporation and South Plains DBS L.P., both of which are direct or indirect subsidiaries of PM&C, are not guarantors of the notes ("Nonguarantor Subsidiaries"). We believe separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not significant to an understanding of their financial position, results of operations, and cash flows. In lieu of separate financial statements, we are providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                          Guarantor   Nonguarantor              Adjustments/
As of March 31, 2003                    Subsidiaries  Subsidiaries     PM&C     Eliminations Consolidated
                                        ------------- ------------ ------------ ------------ -------------
Assets:

   Cash and cash equivalents             $    11,560               $     3,561                $    15,121
   Accounts receivable, net                   31,771                                               31,771
   Other current assets                       18,556    $   7,241        4,795                     30,592
                                        ------------- ------------ ------------ ------------ -------------
     Total current assets                     61,887        7,241        8,356                     77,484
   Property and equipment, net                66,957                                               66,957
   Intangible assets, net                  1,535,952                                            1,535,952
   Other noncurrent assets                 1,024,316                 1,599,258  $(2,513,499)      110,075
                                        ------------- ------------ ------------ ------------ -------------

     Total assets                        $ 2,689,112    $   7,241  $ 1,607,614  $(2,513,499)  $ 1,790,468
                                        ============= ============ ============ ============ =============

Liabilities and common stockholder's
  equity

   Current portion of long term debt     $       425               $     3,382                $     3,807
   Accounts payable                           11,433                                               11,433
   Other current liabilities                 124,459                     3,225                    127,684
                                        ------------- ------------ ------------ ------------ -------------
     Total current liabilities               136,317                     6,607                    142,924
   Long term debt                                  -                   412,196                    412,196
   Other noncurrent liabilities               44,194                    58,450                    102,644
                                        ------------- ------------ ------------ ------------ -------------
     Total liabilities                       180,511                   477,253                    657,764
   Minority interest                           2,343                                                2,343
    Total common stockholder's equity      2,506,258    $   7,241    1,130,361  $(2,513,499)    1,130,361
                                        ------------- ------------ ------------ ------------ -------------
    Total liabilities and common
     stockholder's equity                $ 2,689,112    $   7,241  $ 1,607,614  $(2,513,499)  $ 1,790,468
                                        ============= ============ ============ ============ =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                         Guarantor  Nonguarantor                Adjustments/
As of December 31, 2002                Subsidiaries Subsidiaries      PM&C      Eliminations  Consolidated
                                      ------------- ------------ ------------- ------------- -------------
Assets:

   Cash and cash equivalents           $    12,237                                            $    12,237
   Accounts receivable, net                 36,005                                                 36,005
   Other current assets                     36,387     $ (7,275)  $     5,006                      34,118
                                       ------------- ------------ ------------- ------------- -------------
     Total current assets                   84,629       (7,275)        5,006                      82,360
   Property and equipment, net              66,977                                                 66,977
   Intangible assets, net                1,564,874                                              1,564,874
   Other noncurrent assets               1,027,186                  1,631,178   $(2,546,422)      111,942
                                      ------------- ------------ ------------- ------------- -------------
     Total assets                      $ 2,743,666     $ (7,275)  $ 1,636,184   $(2,546,422)  $ 1,826,153
                                      ============= ============ ============= ============= =============

Liabilities and common
 stockholder's equity

  Current portion of long term debt    $     2,249                $     3,382                 $     5,631
   Accounts payable                         14,899                                                 14,899
   Other current liabilities               125,706                      6,441                     132,147
                                      ------------- ------------ ------------- ------------- -------------
     Total current liabilities             142,854                      9,823                     152,677
   Long term debt                              425                    412,941                     413,366
   Other noncurrent liabilities             44,533                     59,895                     104,428
                                      ------------- ------------ ------------- ------------- -------------
     Total liabilities                     187,812                    482,659                     670,471
   Minority interest                         2,157                                                  2,157
     Total common stockholder's
      equity                             2,553,697     $ (7,275)    1,153,525   $(2,546,422)    1,153,525
                                      ------------- ------------ ------------- ------------- -------------
     Total liabilities and common
      stockholder's equity             $ 2,743,666     $ (7,275)  $ 1,636,184   $(2,546,422)  $ 1,826,153
                                      ============= ============ ============= ============= =============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                  Guarantor  Nonguarantor           Adjustments/
For the Three Months ended March 31, 2003       Subsidiaries Subsidiaries    PM&C   Eliminations Consolidated
                                               ------------- ------------ --------- ------------ ------------
Net revenues:
  DBS                                            $  202,224     $  3,748               $   (426)   $ 205,546
  Other                                               7,284                                            7,284
                                               ------------- ------------ --------- ------------ ------------
    Total net revenues                              209,508        3,748                   (426)     212,830
                                               ------------- ------------ --------- ------------ ------------
Operating expenses:
  DBS
   Programming                                       91,346        1,910                              93,256
   Other subscriber related expenses                 44,675                                           44,675
                                               ------------- ------------ --------- ------------ ------------
    Direct operating expenses (excluding
     depreciation and amortization shown
     below)                                         136,021        1,910                             137,931
   Promotions and incentives                          2,878                                            2,878
   Advertising and selling                               (8)       6,160                   (426)       5,726
   General and administrative                         6,274           99                               6,373
   Depreciation and amortization                     41,951           35                              41,986
                                               ------------- ------------ --------- ------------ ------------
    Total DBS                                       187,116        8,204                   (426)     194,894
   Other operating expenses                           7,674                $ 9,199                    16,873
                                               ------------- ------------ --------- ------------ ------------
    Income (loss) from operations                    14,718       (4,456)   (9,199)                    1,063
Interest expense                                       (209)                (9,666)                   (9,875)
Other                                                   103                  1,241                     1,344
                                               ------------- ------------ --------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                         14,612       (4,456)  (17,624)                   (7,468)
Equity in earnings (losses) of affiliates            (9,017)                10,156       (1,139)
Benefit for income taxes                                                    (2,817)                   (2,817)
                                               ------------- ------------ --------- ------------ ------------
    Income (loss) before discontinued
     operations                                       5,595       (4,456)   (4,651)      (1,139)      (4,651)
Discontinued operations, net of taxes                 4,454                  4,454       (4,454)       4,454
                                               ------------- ------------ --------- ------------ ------------
    Net income (loss)                            $   10,049     $ (4,456)  $  (197)    $ (5,593)   $    (197)
                                               ============= ============ ========= ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) (In thousands)

                                                 Guaranto   Nonguarantor            Adjustments/
For the Three Months ended March 31, 2002      Subsidiaries Subsidiaries    PM&C    Eliminations Consolidated
                                               ------------ ------------ ---------- ------------ ------------
 Net revenues:
  DBS                                            $ 220,482      $ 4,125               $  (9,883)   $ 214,724
  Other                                              6,495                                             6,495
                                               ------------ ------------ ---------- ------------ ------------
    Total net revenues                             226,977        4,125                  (9,883)     221,219
                                               ------------ ------------ ---------- ------------ ------------
Operating expenses:
  DBS
   Programming                                      94,287        2,031                               96,318
   Other subscriber related expenses                51,741                                            51,741
                                               ------------ ------------ ---------- ------------ ------------
    Direct operating expenses (excluding
     depreciation and amortization shown
     below)                                        146,028        2,031                              148,059
   Promotions and incentives                         1,743                                             1,743
   Advertising and selling                           7,781       10,403                  (9,883)       8,301
   General and administrative                        7,790          127                                7,917
   Depreciation and amortization                    39,415           35                               39,450
                                               ------------ ------------ ---------- ------------ ------------
    Total DBS                                      202,757       12,596                  (9,883)     205,470
   Other operating expenses                          7,348                $ 11,918                    19,266
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) from operations                   16,872       (8,471)   (11,918)                   (3,517)
Interest expense                                      (282)                 (8,743)                   (9,025)
Other                                                   43                   1,163                     1,206
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                        16,633       (8,471)   (19,498)                  (11,336)
Equity in earnings (losses) of affiliates           (2,987)       9,409      8,162      (14,584)           -
Benefit for income taxes                                                    (4,160)                   (4,160)
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before discontinued
     operations                                     13,646          938     (7,176)     (14,584)      (7,176)

Discontinued operations, net of taxes                 (433)                   (433)         433         (433)
                                               ------------ ------------ ---------- ------------ ------------
    Net income (loss)                               13,213          938     (7,609)     (14,151)      (7,609)
Other comprehensive income                          (2,146)                 (2,146)       2,146       (2,146)
                                               ------------ ------------ ---------- ------------ ------------
    Comprehensive income (loss)                  $  11,067      $   938   $ (9,755)   $ (12,005)   $  (9,755)
                                               ============ ============ ========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                 Guarantor   Nonguarantor          Adjustments/
For the Three Months ended March 31, 2003      Subsidiaries  Subsidiaries   PM&C   Eliminations Consolidated
                                               ------------ ------------ --------- ------------ ------------
Net cash provided (used) by
 operating activities                             $ 27,969     $ (4,421)  $   936                  $ 24,484
                                               ------------ ------------ --------- ------------ ------------
Cash flows from investing activities:
  DBS equipment capitalized                         (5,384)                                          (5,384)
  Other capital expenditures                          (375)                                            (375)
  Proceeds from sale of broadcast station           10,965                                           10,965
  Other                                                 98                                               98
                                               ------------ ------------ --------- ------------ ------------
Net cash provided by investing activities            5,304                                            5,304
                                               ------------ ------------ --------- ------------ ------------
Cash flows from financing activities:
 Repayments of term loan facility                        -                   (846)                     (846)
 Repayments of other long term debt                 (2,249)                                          (2,249)
 Net advances from (to) affiliates                   3,825                 (4,774)                     (949)
 Distributions to parent                           (36,525)     (14,551)  (28,280)    $ 51,076      (28,280)
 Distributions to subsidiaries                     (18,972)                (5,313)      24,285
 Contributions from parent                           5,313       18,972     5,313      (24,285)       5,313
 Contributions from subsidiaries                    14,551                 36,525      (51,076)
 Other                                                 107                                              107
                                               ------------ ------------ --------- ------------ ------------
Net cash provided by (used for)
 financing activities                              (33,950)       4,421     2,625                   (26,904)
                                               ------------ ------------ --------- ------------ ------------
Net increase (decrease) in cash and
 cash equivalents                                     (677)                 3,561                     2,884
Cash and cash equivalents, beginning of year        12,237                                           12,237
                                               ------------ ------------ --------- ------------ ------------
Cash and cash equivalents, end of period          $ 11,560     $      -   $ 3,561     $      -     $ 15,121
                                               ============ ============ ========= ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                Guarantor   Nonguarantor             Adjustments/
For the Three Months ended March 31, 2002      Subsidiaries Subsidiaries     PM&C    Eliminations Consolidated
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by (used for)
 operating activities                             $ 28,406     $    973   $ (10,110)                 $ 19,269
                                               ------------ ------------ ----------- ------------ ------------
Cash flows from investing activities:
  DBS equipment capitalized                         (6,039)                                            (6,039)
  Capital expenditures                              (1,132)                                            (1,132)
                                               ------------ ------------ ----------- ------------ ------------
Net cash used for investing activities              (7,171)                                            (7,171)
                                               ------------ ------------ ----------- ------------ ------------
Cash flows from financing activities:
 Net repayments of term loan facility                                          (687)                     (687)
 Repayment of revolving credit facility                                     (80,000)                  (80,000)
 Repayments of other long term debt                 (5,852)                                            (5,852)
 Net advances from (to) affiliates                  21,785                  (22,009)                     (224)
 Distributions to parent                          (161,180)     (24,955)    (48,352)   $ 186,135      (48,352)
 Distributions to subsidiaries                     (23,982)                 (36,000)      59,982
 Contributions from parent                          36,000       23,982      36,000      (59,982)      36,000
 Contributions from subsidiaries                    24,955                  161,180     (186,135)
 Other                                                  51                      (22)                       29
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by (used for)
 financing activities                             (108,223)        (973)     10,110                   (99,086)
                                               ------------ ------------ ----------- ------------ ------------
Net decrease in cash and cash
 equivalents                                       (86,988)                                           (86,988)
Cash and cash equivalents, beginning of year        99,710                                             99,710
                                               ------------ ------------ ----------- ------------ ------------
Cash and cash equivalents, end of period          $ 12,722     $      -   $       -    $       -     $ 12,722
                                               ============ ============ =========== ============ ============

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

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described elsewhere in this report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV, Inc.; the potential sale of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

General

        All references to "we," "us," and "our" refer to Pegasus Media & Communications, Inc., together with its direct and indirect subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "DBS" refers to direct broadcast satellite. Other terms used are defined as needed where they first appear.

         Our principal business is the DBS business. The following sections focus on our DBS business, as this is our only significant business segment.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

Significant Risks and Uncertainties

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

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our DBS rights assets. See Note 8 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         For the three months ended March 31, 2003 and 2002, the DBS business had income from operations of $10.7 million and $9.3 million, respectively. We attribute the improvement in the current year to our DBS business strategy. Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our DBS business strategy has resulted in an increase in income from operations, it has also resulted in decreases in the number of subscribers for the three months ended March 31, 2003 and a decrease in DBS net revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the near term, our DBS business strategy may result in further decreases in the number of our DBS subscribers and our DBS net revenues when compared to prior periods, but we believe that our results from operations for the DBS business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

         In the first quarter 2003, a major rating agency reduced the corporate credit rating for us and our subsidiaries from "B" to "CCC+." We believe that this downgrading will not have much of an impact on our liquidity and capital resources because our rating before the downgrade was generally considered speculative. Availability of external sources of liquidity and capital resources to us is more impacted by the tightening of capital markets: 1) in general due to general economic conditions, and 2) in particular to the cable and satellite sector, in which we are included, as a result of uncertainties and developments within the sector. Also, it is likely that the outcome of our ongoing litigation with DIRECTV, Inc. will influence our credit ratings and access to capital.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

DBS Business Strategy

         Our DBS business strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

Results of Operations

         In this section, amounts and changes specified are for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, unless indicated otherwise. With respect to our results from operations, we focus on our DBS business, as this is our only significant business.

DBS

Subscribers:

         We had 1,275,828 subscribers at March 31, 2003, a net decrease of 32,642 from the number of subscribers at December 31, 2002. The average number of subscribers outstanding during the three months ended March 31, 2003 and 2002 was 1,293,416 and 1,378,877, respectively. Gross subscriber additions for the three months ended March 31, 2003 and 2002 were 38,990 and 64,549, respectively. We believe that the primary reasons for the net decrease in the number of subscribers during the three months ended March 31, 2003 were: our continued focus in 2003 on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DIRECTV, Inc. does not offer local channels; the effect of general economic conditions on our subscribers and potential subscribers; and a reduction in the number of new subscribers we obtain from national retail chains with which we do not have compensation arrangements.

Revenues:

         Revenues decreased $9.2 million to $205.5 million primarily due to: a decrease in our recurring subscription revenue from our core, a la carte, and premium package offerings of $11.9 million; and a decrease in pay per view revenues of $3.8 million. Revenue decreases were partially offset by $5.3 million in revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. The $11.9 million decrease from our core, a la carte, and premium package offerings is primarily due to the net reduction in total subscribers described above.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

Direct Operating Expenses:

         Programming expense decreased $3.1 million to $93.3 million primarily due to: a decrease in the cost of our core, a la carte, and premium package offerings of $3.5 million; and a decrease in the cost of our pay per view programming of $1.5 million. The decrease in the cost of our core, a la carte, and premium package offerings was primarily due to the net reduction in total subscribers, offset by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the National Rural Telecommunications Cooperative ("NRTC"). We also experienced a 10% increase, effective January 2003, in certain pay per view programming costs charged to us by the NRTC. These net decreases to programming expense were also partially offset by our estimate of patronage to be received from the NRTC being $3.3 million less in the first quarter 2003, as compared to the first quarter 2002.

         Other subscriber related expenses decreased $7.1 million to $44.7 million primarily due to a decrease in bad debt expense of $6.6 million. The decrease in bad debt expense was mainly due to our continued focus on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts.

Other Operating Expenses:

         Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute our expensed SAC. Our expensed SAC is the gross amount of SAC we incur less amounts of SAC deferred and/or capitalized. Commissions, subsidies, and promotional programming are costs included in SAC that are incurred only when new subscribers are enrolled. Commissions and subsidies are the substantial cost elements within our SAC. Amounts associated with SAC are contained in the following table:

SAC (in thousands):                             Three Months Ended
                                                     March 31,
                                                 2003            2002
                                            -----------     -----------
Expensed:
    Promotions and incentives                 $  2,878        $  1,743
    Advertising and selling                      5,726           8,301
                                            -----------     -----------
       Total expensed                            8,604          10,044

Deferred                                         6,201           9,607
Capitalized                                      5,430           6,039
                                            -----------     -----------
       Gross SAC incurred                     $ 20,235        $ 25,690
                                            ===========     ===========

         Gross SAC decreased $5.5 million primarily due to a lesser amount of gross subscriber additions in the 2003 period compared to the 2002 period. Promotions and incentives expense increased in the 2003 period as compared to 2002, because in 2002 a greater percentage of the related costs were eligible for either deferral or capitalization. In accordance with our policy whereby we expense SAC in excess of amounts eligible to be deferred, we incurred more of these excess promotions and incentive costs that were expensed than those incurred in the 2002 period. Based on gross subscriber additions for the three months ended March 31, 2003 and 2002 of 38,990 and 64,549, respectively, total SAC per gross subscriber added was $519 and $398 for the three months ended March 31, 2003 and 2002, respectively. The increase in the 2003 amount is primarily due to: the disproportionate impact our sales administration costs and other indirect SAC expenses have on the SAC per gross subscriber addition metric when divided by a substantially lesser number of gross subscriber additions; a greater percentage of our gross subscriber additions taking more than one receiver that adds incrementally to the per subscriber cost;

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

a lesser percentagein 2003 compared to 2002 of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements; and the higher per subscriber costs associated with enrolling more creditworthy subscribers and the proportionately greater number of such subscribers enrolled in 2003 than in 2002.

         General and administrative expenses decreased $1.5 million to $6.4 million primarily due to reduced expenditures for communication services resulting from a renegotiation at the end of March 2002 of the related contract for such services and the continuing effects of broad based cost reduction efforts initiated in 2002 that were not fully in place in the first quarter 2002.

         Depreciation and amortization increased $2.5 million to $42.0 million primarily due to additional depreciation of capitalized SAC and amortization of deferred SAC in 2003 compared to 2002. Depreciation and amortization included depreciation of promotions and incentives capitalized of $4.4 million and $2.7 million for 2003 and 2002, respectively, and aggregate amortization of promotions and incentives and advertising and selling costs deferred of $7.7 million and $5.8 million for 2003 and 2002, respectively.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses, net decreased $1.8 million to $6.2 million primarily due to write off of asset costs in 2002 of $1.7 million due to impairment.

         The income tax benefit on the loss from continuing operations decreased $1.3 million to $2.8 million due to a reduced amount of pretax losses in the current year compared to the corresponding prior year period.

         Discontinued operations consisted of a broadcast television station located in Mobile, Alabama and two stations located in Mississippi. In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party for a purchase price of $11.5 million in cash and recorded as of March 31, 2003 a gain on the sale of $7.6 million. The ultimate gain on the sale is subject to later adjustment for contract termination costs and fees and other services related to the sale that are yet to be finalized. Prior to March 31, 2003, we had established our intent and ability to dispose of two of our broadcast television stations that are located in Mississippi. In April 2003, we transferred an entity holding the operating licenses for the stations to PSC for aggregate consideration of $5.4 million. On April 30, 2003, we sold the nonlicense assets and related liabilities of the stations to an unaffiliated party for an aggregate of $8.1 million. Gain or loss on the sale of the nonlicense assets and related liabilities and transfer of the operating licenses, if any, is pending subject to final determination of the carrying amounts of assets and liabilities related to these transactions. Aggregate revenues and pretax income (loss), including a net gain of $7.6 million in 2003, for discontinued operations were as follows (in thousands):

                                 Three Months Ended
                                       March 31,
                                 2003            2002
                              --------        --------
Revenues                       $1,153          $1,348
Pretax income (loss)            7,183            (698)

EBITDA

        DBS EBITDA was $52.6 and $48.7 million for three months ended
March 31, 2003 and 2002, respectively. We present DBS EBITDA because the DBS business is our only significant business and

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

this business forms the principalportion of our results of operations. The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to our most comparable GAAP financial measure of loss from operations follows (in thousands). All amounts are as contained on our consolidated statement of operations and comprehensive loss.

                                        For the Three Months
                                           Ended Mach 31,
                                         2003          2002
                                      ----------    ----------
DBS revenues                          $ 205,546     $ 214,724
DBS operating expenses, excluding
  depreciation andamortization         (152,908)     (166,020)
                                      ----------    ----------
DBS EBITDA                               52,638        48,704

DBS depreciation and amortization       (41,986)      (39,450)
Broadcast, net                             (321)         (765)
Corporate expenses                       (3,103)       (4,031)
Other operating expenses, net            (6,165)       (7,975)
                                      ----------    ----------
Income (loss) from operations         $   1,063     $  (3,517)
                                      ==========    ==========

     We use DBS EBITDA to evaluate the operating performance of our DBS segment. We believe that DBS EBITDA is a measure of performance used by some investors, equity analysts, lenders, and others who follow our industry to make informed decisions. Multiples of current or projected DBS EBITDA are used by some to estimate current or prospective enterprise value. We also believe that DBS EBITDA is a common measure used to compare our operating performance and enterprise value to other communications, entertainment, and media service providers. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, or any other measure for determining our operating performance, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, our calculation of DBS EBITDA may not be comparable with that of others.

New Accounting Pronouncements

         On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This FAS amends and clarifies various items and issues related to derivative instruments. We are still studying the content of this FAS for any potential impacts to us.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 8 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed our Annual Report on form 10-K during the fiscal year disclosing some or all of the legal proceedings referenced above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit

Number

99.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------
*  Filed herewith.

b) Reports on Form 8-K

                  On January 27, 2003, we filed a Current Report on Form 8-K dated January 16, 2003 reporting under Item 5 that in connection with our litigation with DIRECTV, Inc. that our subsidiaries Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. had entered into a stipulation with DIRECTV, Inc. and other parties to the litigation. The stipulation, which was filed as an exhibit to the Form 8-K, provided for the extension of certain pre-trial and trial deadlines while the parties were participating in mediation with a court approved mediator.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Media & Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pegasus Media & Communications, Inc.

            May 14, 2003                By: /s/  Joseph W. Pooler, Jr.
------------------------------------    ------------------------------
                    Date                Joseph W. Pooler, Jr.
                                        Senior Vice President of Finance
                                        (Chief financial and accounting officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Marshall W. Pagon
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-K of Pegasus Media & Communications, Inc.; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Joseph W. Pooler, Jr.
Joseph W. Pooler, Jr.
Senior Vice President of Finance

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                  Exhibit Index

Exhibit Number

99.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------
*  Filed herewith.