Form 10-Q
period 2003-06-30
PEGASUS MEDIA & COMMUNICATIONS INC
filed 2003-08-14
CIK 948590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA                19004
         ------------------------------------------------                -----
             (Address of principal executive offices)                 (Zip code)

         Registrant's telephone number, including area code:      (800) 376-0022
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No /X/ --

         Number of shares of each class of the registrant's common stock outstanding as of August 6, 2003:

                  Class A, Common Stock, $0.01 par value      161,500
                  Class B, Common Stock, $0.01 par value        8,500

         The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2003

                                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002                                4

           Consolidated Statements of Operations and Comprehensive Loss
            Three months ended June 30, 2003 and 2002                          5

           Consolidated Statements of Operations and Comprehensive Loss
            Six months ended June 30, 2003 and 2002                            6

           Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2003 and 2002                            7

           Notes to Consolidated Financial Statements                          8

  Item 2.  Management's Narrative Analysis of the Results of Operations       25

  Item 4.  Controls and Procedures                                            32

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  33

  Item 6.  Exhibits and Reports on Form 8-K                                   33

  Signatures                                                                  34

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      Pegasus Media & Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   June 30,        December 31,
                                                                                     2003              2002
                                                                                 ------------     -------------
                                                                                          (unaudited)
Currents assets:
   Cash and cash equivalents                                                     $     17,585     $      12,237
   Accounts receivable, net:
     Trade                                                                             22,467            27,163
     Other                                                                              4,708             8,842
   Deferred subscriber acquisition costs, net                                          12,157            15,706
   Deferred income taxes                                                                2,487             4,454
   Prepaid expenses                                                                     6,093             6,377
   Other current assets                                                                 6,584             7,581
                                                                                 ------------     -------------
     Total current assets                                                              72,081            82,360
Property and equipment, net                                                            65,704            66,977
Intangible assets, net                                                              1,506,969         1,564,874
Other noncurrent assets                                                               100,865           111,942
                                                                                 ------------     -------------
   Total                                                                         $  1,745,619     $   1,826,153
                                                                                 ============     =============


Current liabilities:

   Current portion of long term debt                                             $      3,807     $       5,631
   Accounts payable                                                                    12,812            14,899
   Accrued programming fees                                                            52,474            57,196
   Accrued commissions and subsidies                                                   40,082            40,191
   Other accrued expenses                                                              14,796            19,866
   Other current liabilities                                                           13,199            14,894
                                                                                  ------------     -------------
     Total current liabilities                                                        137,170           152,677
Long term debt                                                                        394,512           413,366
Other noncurrent liabilities                                                           98,035           104,428
                                                                                 ------------     -------------
     Total liabilities                                                                629,717           670,471
                                                                                 ------------     -------------

Commitments and contingent liabilities  (see Note 8)
Minority interest                                                                         506             2,157
Common stockholder's equity:
   Common stock                                                                             2                 2
   Other common stockholder's equity                                                1,115,394         1,153,523
                                                                                 ------------     -------------
     Total common stockholder's equity                                              1,115,396         1,153,525
                                                                                 ------------     -------------
   Total                                                                         $  1,745,619     $   1,826,153
                                                                                 ============     =============

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                          Three Months Ended June 30,
                                                                              2003          2002
                                                                           -----------   ----------
                                                                                 (unaudited)
Net revenues:
   Direct broadcast satellite                                              $  205,823    $ 216,447
   Broadcast television                                                         8,141        7,563
                                                                           -----------   ----------
     Total net revenues                                                       213,964      224,010
Operating expenses:
   Direct broadcast satellite
     Programming                                                               92,483       96,016
     Other subscriber related expenses                                         40,550       49,086
                                                                           -----------   ----------
      Direct operating expenses (excluding depreciation and amortization
        shown below)                                                          133,033      145,102
     Promotions and incentives                                                  3,595        2,027
     Advertising and selling                                                    6,572        7,820
     General and administrative                                                 5,913        6,865
     Depreciation and amortization                                             40,843       41,487
                                                                           -----------   ----------
       Total direct broadcast satellite                                       189,956      203,301
   Broadcast television (including depreciation and amortization of $507
     and $818, respectively)                                                    7,529        7,607
   Corporate expenses                                                           2,990        3,588
   Other operating expenses, net                                                7,947        5,449
                                                                           -----------   ----------
     Income from operations                                                     5,542        4,065
Interest expense                                                               (8,588)      (9,140)
Interest income                                                                    40           73
Loss on impairment of marketable equity securities                                  -       (3,063)
Other nonoperating (expenses) income, net                                        (316)         113
                                                                           -----------   ----------
     Loss before income taxes and discontinued operations                      (3,322)      (7,952)
Benefit for income taxes                                                        1,540        2,992
                                                                           -----------   ----------
     Loss before discontinued operations                                       (1,782)      (4,960)
Discontinued operations:

Loss from discontinued operations (including loss on disposal of $2,430
   in 2003), net of income tax benefit of $984 and $239, respectively          (1,607)        (389)
                                                                           -----------   ----------
     Net loss                                                                  (3,389)      (5,349)
Other comprehensive loss:
   Unrealized loss on marketable equity securities, net of income tax
     benefit of $465                                                                -         (758)
   Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
     benefit of $1,164                                                              -        1,899
                                                                           -----------   ----------
   Net other comprehensive income                                                   -        1,141
                                                                           -----------   ----------
     Comprehensive loss                                                    $   (3,389)   $  (4,208)
                                                                           ===========   ==========

           See accompanying notes to consolidated financial statements

                      Pegasus Media & Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                           Six Months Ended June 30,
                                                                               2003         2002
                                                                           -----------   ----------
                                                                                  (unaudited)
Net revenues:
   Direct broadcast satellite                                              $  411,369    $ 431,171
   Broadcast television                                                        15,425       14,058
                                                                           -----------   ----------
     Total net revenues                                                       426,794      445,229
Operating expenses:
   Direct broadcast satellite
     Programming                                                              185,739      192,334
     Other subscriber related expenses                                         85,225      100,827
                                                                           -----------   ----------
     Direct operating expenses (excluding depreciation and amortization
       shown below)                                                           270,964      293,161
     Promotions and incentives                                                  6,473        3,770
     Advertising and selling                                                   12,298       16,121
     General and administrative                                                12,286       14,782
     Depreciation and amortization                                             82,829       80,937
                                                                           -----------   ----------
       Total Direct broadcast satellite                                       384,850      408,771
   Broadcast television (including depreciation and amortization of
     $1,206 and $1,682, respectively)                                          15,134       14,867
   Corporate expenses (including depreciation and amortization of $6 in
     2002)                                                                      6,093        7,619
   Other operating expenses, net                                               14,112       13,424
                                                                           -----------   ----------
     Income from operations                                                     6,605          548
Interest expense                                                              (18,463)     (18,165)
Interest income                                                                    68          153
Loss on impairment of marketable equity securities                                  -       (3,063)
Other nonoperating income, net                                                  1,000        1,239
                                                                           -----------   ----------
     Loss before income taxes and discontinued operations                     (10,790)     (19,288)
Benefit for income taxes                                                        4,357        7,152
                                                                           -----------   ----------
     Loss before discontinued operations                                       (6,433)     (12,136)
Discontinued operations:
Income (loss) from discontinued operations (including net gain on disposal of $5,209 in 2003), net of income tax benefit of $1,745 and
   $504 in 2002                                                                 2,847         (822)
                                                                           -----------   ----------
     Net loss                                                                  (3,586)     (12,958)
Other comprehensive loss:
   Unrealized loss on marketable equity securities, net of income tax
     benefit of $1,780                                                              -       (2,904)
   Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
     benefit of $1,164                                                              -        1,899
                                                                           -----------   ----------
   Net other comprehensive loss                                                     -       (1,005)
                                                                           -----------   ----------
     Comprehensive loss                                                    $   (3,586)   $ (13,963)
                                                                           ===========   ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Media & Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Six Months Ended June 30,
                                                                               2003           2002
                                                                            ----------    -----------
                                                                                   (unaudited)
Net cash provided by operating activities                                   $  55,969     $   54,502
                                                                            ----------    -----------
Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                            (9,511)       (13,497)
   Other capital expenditures                                                    (635)        (2,020)
   Proceeds from sales of broadcast stations                                   16,265              -
   Other                                                                        2,975             (1)
                                                                            ----------    -----------
Net cash provided by (used for) investing activities                            9,094        (15,518)
                                                                            ----------    -----------
Cash flows from financing activities:
   Proceeds from term loan facility                                                 -         63,156
   Repayments of term loan facility                                            (1,691)        (1,375)
   Repayment of revolving credit facility                                           -        (80,000)
   Repayments of other long term debt                                          (2,249)        (5,852)
   Net advances from affiliates                                                 1,890         32,319
   Distributions to parent                                                    (67,026)      (177,102)
   Contributions from parent                                                    9,377        112,091
   Other                                                                          (16)         1,175
                                                                            ----------    -----------
Net cash used for financing activities                                        (59,715)       (55,588)
                                                                            ----------    -----------
Net increase (decrease) in cash and cash equivalents                            5,348        (16,604)
Cash and cash equivalents, beginning of year                                   12,237         99,710
                                                                            ----------    -----------
Cash and cash equivalents, end of period                                    $  17,585     $   83,106
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

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $25.8 million, $201.2 million, and $131.1 million for 2002, 2001, and 2000, respectively.

         We hold the principal operations for PSC and PCC, and each relies on us as a source of cash in primarily meeting their respective debt and preferred stock obligations. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 93%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 95% and 97% of total consolidated assets at December 31, 2002 and 2001, respectively. We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could adversely impact our direct broadcast satellite business. See Note 8 for further information.

         For the six months ended June 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $26.5 million and $22.4 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, it has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 76 thousand and the decrease of $19.8 million in direct broadcast satellite net revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

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

3.   Changes in Other Stockholder's Equity

         The net change in other stockholder's equity from December 31, 2002 to June 30, 2003 of $(38.1) million consisted of net loss of $(3.6) million, cash contributions from PSC of $28.3 million and cash distributions to PSC of $(62.8) million.

4.   Long Term Debt

         All principal amounts borrowed under our revolving credit facility were repaid during the six months ended June 30, 2003. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $61.4 million at June 30, 2003. After deducting the letters of credit outstanding, net availability under our revolving credit facility at June 30, 2003 was $79.2 million.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

We repaid $688 thousand of principal outstanding under its term loan facility during the three months ended June 30, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $268.1 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term loan facility was 4.6% and 5.3% at June 30, 2003 and December 31, 2002, respectively. We repaid $158 thousand of principal outstanding under its incremental term loan facility during the three months ended June 30, 2003 as scheduled, thereby reducing the total principal amount outstanding thereunder to $62.5 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the incremental term loan facility was 4.6% and 5.3% at June 30, 2003 and December 31, 2002, respectively. See below for actions we took after June 30, 2003 that impact all three of the preceding facilities.

         On July 31, 2003, a newly formed, wholly owned subsidiary of ours (the "LC subsidiary") entered into a letter of credit facility with a bank for a maximum amount of $59.0 million that terminates in July 2004. The bank issues letters of credit under the facility on behalf of the LC subsidiary. Letters of credit issued are in favor of amounts owed to the National Rural Telecommunications Cooperative ("NRTC") by our subsidiaries other than the LC subsidiary. The facility pays a quarterly fee of 1.75% of the amount of letters of credit outstanding at the beginning of each quarterly payment period. Outstanding letters of credit are secured with cash provided by the LC subsidiary in an amount equal to 105% of the letters of credit outstanding. The LC subsidiary is entitled to all earnings earned by the cash collateral. Cash collateral provided by the LC subsidiary will be reported as restricted cash on the consolidated balance sheets. On August 1, 2003, letters of credit were issued aggregating $59.0 million, and the LC subsidiary provided cash collateral of $61.9 million. PSC contributed $44.9 million to the LC subsidiary in funding the cash collateral.

            In July 2003, we amended our credit agreement and obtained certain consents from the lenders thereunder with respect to a term loan facility of PSC. The effective date of the amendment was August 1, 2003. On the effective date: 1) the commitment under the revolving credit facility was permanently reduced by $60.0 million to $80.6 million; 2) the permanent quarterly commitment reductions under the revolving credit facility were changed to $12.2 million on September 30, 2003 and $13.7 million every quarterly period ended thereafter until the facility's expiration date of October 31, 2004; 3) letters of credit in favor of amounts owed to the NRTC associated with the revolving credit facility prior to the amendment that had the effect of reducing the availability of the facility are not associated with the facility after the amendment; and 4) $1.9 million of term loan principal and $468 thousand of incremental term principal, along with associated accrued interest for each, were repaid. Aggregate costs incurred to amend the credit agreement and for consent fees amounted to $1.5 million. Also on August 1, 2003, $17.0 million was borrowed under the revolving credit facility to fund cash collateral under the letter of credit facility discussed above.

         In June 2003, PSC contributed to us $17.1 million maturity value of our 12-1/2% notes that it had acquired for its own account in 2002. We constructively retired the notes upon its receipt, and accounted for the contribution of the notes as an extinguishment of debt. We recognized a loss on the extinguishment of $288 thousand that is recorded in other nonoperating expenses on the statement of operations and comprehensive loss.

         On August 1, 2003, PSC contributed $69.3 million to us that was placed in trust to redeem in September 2003 all of the remaining outstanding principal of our 12-1/2% notes of $67.9 million and accrued interest on the notes to the date of their redemption of $1.4 million. These are our only publicly held securities.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

5.   Supplemental Cash Flow Information

         The only significant noncash investing and financing activity was a net change in other comprehensive loss for the six months ended June 30, 2002 of $1.0 million.

6.   Dispositions

         In March 2003, we completed the sale of our Mobile, Alabama broadcast television station to an unaffiliated party. Cash received from the sale was $11.0 million, and we recognized a gain on the sale of $7.6 million, net of costs related to the sale. The operations and sale of this station are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         In April 2003, we entered into an agreement to sell our two broadcast television stations located in Mississippi to an unaffiliated party. In connection with and prior to the sale, we transferred a subsidiary holding the Federal Communications Commission ("FCC") licenses of these stations to PSC. We received $5.4 million cash from PSC, consisting of $2.8 million for the net assets of the subsidiary and $2.6 million as a capital contribution. We did not recognize any gain or loss on the transfer, for this was a transfer between entities under common control. On April 30, 2003, we closed on the sale of the tangible and intangible property (collectively the "nonFCC assets") of these stations, except for certain equipment associated with the FCC licenses (the "FCC assets") that we retained. We received $5.1 million on the sale, and recognized a loss of $2.4 million, net of costs related to the sale. At the close of the sale of the nonFCC assets, we received $192 thousand from the buyer as a nonrefundable prepayment on the FCC assets. The carrying amount of the FCC assets is $368 thousand. We will recognize the $192 thousand prepayment in revenue and recognize a loss of $182 thousand, net of costs related to the sale, on the sale of the FCC assets when it is completed. The sale of the FCC assets will be completed when the FCC approves the transfer of the FCC licenses from PSC to the buyer. We expect that the close of the sale of the FCC assets will occur by the end of 2003. The operations and sale of the Mississippi stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented.

         Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet, but such have been classified as other current and noncurrent assets and liabilities as appropriate.

         Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                                  Three Months Ended Six Months Ended
                                June 30,                        June 30,
                            2003          2002           2003           2002
                         --------     ---------        --------      --------
Revenues                   $ 380      $  1,284         $ 1,533       $ 2,632
Pretax income (loss)      (2,591)         (628)          4,592        (1,326)

         In the pretax income (loss) from discontinued operations for the three and six months ended 2003 above was a net loss of $2.4 million and a net gain of $5.2 million, respectively, from the sale of the applicable assets.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

7.   Industry Segments

         Our only reportable segment at June 30, 2003 was our direct broadcast satellite business. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Identifiable total assets for the direct broadcast satellite business were approximately $1.7 billion at June 30, 2003, which were not significantly different from those at December 31, 2002. We evaluate the direct broadcast satellite business segment based on its EBITDA, which we define as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations and comprehensive loss, excluding $4.5 million for a contract termination fee reversal in 2003 included in other subscriber related costs in the statement of operations and comprehensive loss.

8.   Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

National Rural Telecommunications Cooperative

         Our subsidiaries, Pegasus Satellite Television ("PST") and Golden Sky Systems ("GSS"), are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program. "DIRECTV" refers to the programming services provided by DIRECTV, Inc.

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

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could adversely impact our DIRECTV rights. On May 22, 2003, the Court issued an order denying DIRECTV, Inc.'s motion for summary judgment relating to the term of the agreement. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the Court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the Court granted a motion for partial summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("PDC"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. Personalized Media is a company with which PDC has a licensing arrangement. In February 2003, the United States District Court, District of Delaware granted PDC's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. The NRTC filed a motion with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. The motion was heard by the Court on June 2, 2003. On June 10, 2003, the Court granted the NRTC's motion for reconsideration, reversed the partial summary judgment previously granted to DIRECTV, Inc., and granted partial summary judgment in favor of the NRTC. The Court's ruling provides that the NRTC has no obligation to indemnify DIRECTV, Inc. for the costs of defense or liabilities that DIRECTV, Inc. incurs in the patent litigation, based on the allegations of the amended complaint.

         PDC and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which PDC is an exclusive licensee within a field of use. The technologies covered by PDC's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers. We are unable to predict the possible effects of this litigation on our relationship with DIRECTV, Inc.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The Court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV Inc.'s motion for partial summary judgment on its term counterclaim. On June 20, 2001, PST and GSS filed a second amended complaint, updating the claims asserted in the earlier complaints.

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

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. These motions were argued on May 5, 2003 and decided on May 22, 2003, and were then the subject of a motion for reconsideration argued on June 2, 2003 and decided on June 5, 2003.

         As a result of these and earlier rulings, the term of the agreement, the content of the right of first refusal, and plaintiffs rights to launch fees and advanced services and to distribute premiums will all be determined at trial. The Court dismissed PST's tort and punitive damage claims and the restitution aspects of PST's unfair business practices claim other than with respect to launch fees. The Court did not dismiss the injunctive relief portions of the unfair business practices claim. The Court also ruled that DIRECTV, Inc. has no obligation to provide PST with services after the Member Agreements between PST and the NRTC expire, except that the ruling does not affect: (1) obligations the NRTC has or may have to PST under the Member Agreements or otherwise; (2) obligations DIRECTV, Inc. has or may have in the event it steps into the shoes of the NRTC as the provider of services to PST; or (3) fiduciary or cooperative obligations to deliver services owed PST by DIRECT, Inc. through the NRTC.

        On July 25, 2003, the Court ruled on motions in limine filed by all parties. While the rulings narrowed certain issues to be presented to the Court, it did not materially alter any of the parties' causes of action. The Court also denied DIRECTV Inc.'s motion to dismiss PST and GSS, among others, on jurisdictional grounds.

         The lawsuits described above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit (but excluding the indemnity and seamless marketing lawsuits) were set to be

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

tried in phases before the same judge beginning August 14, 2003. The first phase of the trial was to include issues relating to term and the right of first refusal. However, the Court was informed of a conditional settlement reached among DIRECTV, Inc., the NRTC and the class relating to all of their claims; and, on August 12, 2003, the Court vacated the trial date and set a status conference for September 4, 2003. The Court also ordered further settlement proceedings between DIRECTV, Inc. and PST. The announced settlement among DIRECTV, Inc., the NRTC and the class is conditioned on a satisfactory "fairness hearing" conducted by the Court relating to the class claims, the date of which has not been set but is anticipated to be held in approximately 75 to 90 days. We do not believe that the proposed settlement will resolve the pending claims between DIRECTV, Inc. and PST and GSS. PST and GSS are in the process of evaluating the settlement. We have filed copies of the proposed settlement with a Form 8-K dated August 11, 2003.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

Commitments

Customer Relationship Management Services:

         In the second quarter 2002, we recorded a termination fee liability of $4.5 million and associated expense to the direct broadcast satellite business' other subscriber related expense with respect to an agreement for customer relationship management services that we intended to terminate early. The termination fee was to be paid and the termination was to be effective in July 2003. During the second quarter 2003, we amended this agreement and the termination fee was no longer payable. Accordingly, during the second quarter 2003 we reversed the termination fee liability and reduced direct broadcast satellite's other subscriber related expenses by $4.5 million. The amended agreement does not require any minimum annual services amount, whereas the agreement prior to the amendment required a prorated minimum annual services amount of $10.9 million for 2003.

9.   New Accounting Pronouncements

         On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies various items and issues related to derivative instruments. There was no material impact to us upon the adoption of this statement.

     The FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") in May 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). We continue to study the provisions of the statement to determine what, if any, further impact there may be to us.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10.  Subsidiary Guarantees

         Our 12-1/2% senior subordinated notes due 2005 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by each of its 100% owned direct and indirect subsidiaries, with the exception of certain subsidiaries described in the following sentence. Pegasus Satellite Development Corporation and South Plains DBS L.P., both of which are direct or indirect subsidiaries of ours, are not guarantors of the notes ("Nonguarantor Subsidiaries"). We believe separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not significant to an understanding of their financial position, results of operations, and cash flows. In lieu of separate financial statements, we are providing the following condensed consolidating financial statements to present the financial position, results of operations, and cash flows of the guarantor and nonguarantor entities comprising the consolidated reporting group.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                          Guarantor  Nonguarantor              Adjustments/
As of June 30, 2003                     Subsidiaries Subsidiaries     PM&C     Eliminations Consolidated
                                        ------------ ------------ ----------- ------------- ------------
Assets:
   Cash and cash equivalents             $    14,014              $     3,571                $    17,585
   Accounts receivable, net                   27,175                                              27,175
   Other current assets                       20,338    $   4,218       2,765                     27,321
                                        ------------ ------------ ----------- ------------- ------------
     Total current assets                     61,527        4,218       6,336            -        72,081
   Property and equipment, net                65,704                                              65,704
   Intangible assets, net                  1,506,969                                           1,506,969
   Investment in others                      980,516                1,562,644  $(2,471,855)       71,305
   Other noncurrent assets                    24,934                    4,626                     29,560
                                        ------------ ------------ ----------- ------------- ------------
     Total assets                        $ 2,639,650    $   4,218 $ 1,573,606  $(2,471,855)  $ 1,745,619
                                        ============ ============ =========== ============= ============

Liabilities and common stockholder's
  equity
   Current portion of long term debt     $       425               $    3,382                $     3,807
   Accounts payable                           12,812                                              12,812
   Other current liabilities                 114,204                    6,347                    120,551
                                        ------------ ------------ ----------- ------------- ------------
     Total current liabilities               127,441                    9,729            -       137,170
   Long term debt                                  -                  394,512                    394,512
   Other noncurrent liabilities               44,066                   53,969                     98,035
                                        ------------ ------------ ----------- ------------- ------------
     Total liabilities                       171,507                  458,210            -       629,717
   Minority interest                             506                                                 506
    Total common stockholder's equity      2,467,637    $   4,218   1,115,396  $(2,471,855)    1,115,396
                                        ------------ ------------ ----------- ------------- ------------
    Total liabilities and common
     stockholder's equity                $ 2,639,650    $   4,218 $ 1,573,606  $(2,471,855)  $ 1,745,619
                                        ============ ============ =========== ============= ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)

                                       Guarantor   Nonguarantor               Adjustments/
As of December 31, 2002               Subsidiaries Subsidiaries     PM&C      Eliminations Consolidated
                                      ------------ ------------ ------------ ------------- ------------
Assets:
   Cash and cash equivalents           $    12,237                                          $    12,237
   Accounts receivable, net                 36,005                                               36,005
   Other current assets                     36,387   $  (7,275)  $     5,006                     34,118
                                      ------------ ------------ ------------ ------------- ------------
     Total current assets                   84,629      (7,275)        5,006            -        82,360
   Property and equipment, net              66,977                                               66,977
   Intangible assets, net                1,564,874                                            1,564,874
   Investment in others                    987,628                 1,625,006  $(2,546,422)       66,212
   Other noncurrent assets                  39,558                     6,172                     45,730
                                      ------------ ------------ ------------ ------------- ------------
     Total assets                      $ 2,743,666   $  (7,275)  $ 1,636,184  $(2,546,422)  $ 1,826,153
                                      ============ ============ ============ ============= ============

Liabilities and common
 stockholder's equity:

  Current portion of long term debt    $     2,249               $     3,382                $     5,631
   Accounts payable                         14,899                                               14,899
   Other current liabilities               125,706                     6,441                    132,147
                                      ------------ ------------ ------------ ------------- ------------
     Total current liabilities             142,854           -         9,823            -       152,677
   Long term debt                              425                   412,941                    413,366
   Other noncurrent liabilities             44,533                    59,895                    104,428
                                      ------------ ------------ ------------ ------------- ------------
     Total liabilities                     187,812           -       482,659            -       670,471
   Minority interest                         2,157                                                2,157
     Total common stockholder's
      equity                             2,553,697   $  (7,275)    1,153,525  $(2,546,422)    1,153,525
                                      ------------ ------------ ------------ ------------- ------------
     Total liabilities and common
      stockholder's equity             $ 2,743,666   $  (7,275)  $ 1,636,184  $(2,546,422)  $ 1,826,153
                                      ============ ============ ============ ============= ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations
(In thousands)

                                                Guarantor   Nonguarantor            Adjustments/
For the Three Months ended June 30, 2003       Subsidiaries Subsidiaries    PM&C    Eliminations Consolidated
                                               ------------ ------------ ---------- ------------ ------------
Net revenues:
  Direct broadcast satellite                     $ 202,661     $  3,487                $   (325)   $ 205,823
  Other                                              8,141                                             8,141
                                               ------------ ------------ ---------- ------------ ------------
    Total net revenues                             210,802        3,487          -         (325)     213,964
                                               ------------ ------------ ---------- ------------ ------------
Operating expenses:
  Direct broadcast satellite
   Programming                                      89,944        2,539                               92,483
   Other subscriber related expenses                40,550                                            40,550
                                               ------------ ------------ ---------- ------------ ------------
    Direct operating expenses                      130,494        2,539                              133,033
   Promotions and incentives                         3,595                                             3,595
   Advertising and selling                            (488)       7,385                    (325)       6,572
   General and administrative                        5,810          103                                5,913
   Depreciation and amortization                    40,808           35                               40,843
                                               ------------ ------------ ---------- ------------ ------------
    Total direct broadcast satellite               180,219       10,062          -         (325)     189,956
   Other operating expenses                          7,140                $ 11,326                    18,466
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) from operations                   23,443       (6,575)   (11,326)           -        5,542
Interest expense                                      (228)                 (8,360)                   (8,588)
Other                                                   30                    (306)                     (276)
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                        23,245       (6,575)   (19,992)           -       (3,322)
Equity in earnings (losses) of affiliates           (7,860)                 16,670       (8,810)
Benefit for income taxes                                                     1,540                     1,540
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before discontinued
     operations                                     15,385       (6,575)    (1,782)      (8,810)      (1,782)
Discontinued operations, net of taxes               (1,607)                 (1,607)       1,607       (1,607)
                                               ------------ ------------ ---------- ------------ ------------
    Net income (loss)                            $  13,778     $ (6,575)  $ (3,389)    $ (7,203)   $  (3,389)
                                               ============ ============ ========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations
(In thousands)

                                                Guarantor   Nonguarantor             Adjustments/
For the Three Months ended June 30, 2002       Subsidiaries Subsidiaries    PM&C     Eliminations Consolidated
                                               ------------ ------------ ----------- ------------ ------------
Net revenues:
  Direct broadcast satellite                     $ 222,172     $  3,714                $  (9,439)   $ 216,447
  Other                                              7,563                                              7,563
                                               ------------ ------------ ----------- ------------ ------------
    Total net revenues                             229,735        3,714           -       (9,439)     224,010
                                               ------------ ------------ ----------- ------------ ------------
Operating expenses:
  Direct broadcast satellite
   Programming                                      94,057        1,959                                96,016
   Other subscriber related expenses                49,086                                             49,086
                                               ------------ ------------ ----------- ------------ ------------
    Direct operating expenses                      143,143        1,959                               145,102
   Promotions and incentives                         2,027                                              2,027
   Advertising and selling                           6,839       10,420                   (9,439)       7,820
   General and administrative                        6,757          108                                 6,865
   Depreciation and amortization                    41,452           35                                41,487
                                               ------------ ------------ ----------- ------------ ------------
    Total direct broadcast satellite               200,218       12,522           -       (9,439)     203,301
   Other operating expenses                          7,643                $   9,001                    16,644
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) from operations                   21,874       (8,808)     (9,001)           -        4,065
Interest expense                                      (230)                  (8,910)                   (9,140)
Other                                               (2,999)                     122                    (2,877)
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                        18,645       (8,808)    (17,789)           -       (7,952)
Equity in earnings (losses) of affiliates           (1,264)       9,190       9,837      (17,763)
Benefit for income taxes                                                      2,992                     2,992
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) before discontinued
     operations                                     17,381          382      (4,960)     (17,763)      (4,960)

Discontinued operations, net of taxes                 (389)                    (389)         389         (389)
                                               ------------ ------------ ----------- ------------ ------------
    Net income (loss)                               16,992          382      (5,349)     (17,374)      (5,349)
Other comprehensive income                           1,141                    1,141       (1,141)       1,141
                                               ------------ ------------ ----------- ------------ ------------
    Comprehensive income (loss)                  $  18,133     $    382   $  (4,208)   $ (18,515)   $  (4,208)
                                               ============ ============ =========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations
(In thousands)

                                                Guarantor   Nonguarantor            Adjustments/
For the Six Months ended June 30, 2003         Subsidiaries Subsidiaries    PM&C    Eliminations Consolidated
                                               ------------ ------------ ---------- ------------ ------------
Net revenues:
  Direct broadcast satellite                    $  404,885    $   7,235               $    (751)   $ 411,369
  Other                                             15,425                                            15,425
                                               ------------ ------------ ---------- ------------ ------------
    Total net revenues                             420,310        7,235          -         (751)     426,794
                                               ------------ ------------ ---------- ------------ ------------
Operating expenses:
  Direct broadcast satellite
   Programming                                     181,290        4,449                              185,739
   Other subscriber related expenses                85,225                                            85,225
                                               ------------ ------------ ---------- ------------ ------------
    Direct operating expenses                      266,515        4,449                              270,964
   Promotions and incentives                         6,473                                             6,473
   Advertising and selling                            (496)      13,545                    (751)      12,298
   General and administrative                       12,084          202                               12,286
   Depreciation and amortization                    82,759           70                               82,829
                                               ------------ ------------ ---------- ------------ ------------
    Total direct broadcast satellite               367,335       18,266          -         (751)     384,850
   Other operating expenses                         14,814                $ 20,525                    35,339
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) from operations                   38,161      (11,031)   (20,525)           -        6,605
Interest expense                                      (437)                (18,026)                  (18,463)
Other                                                  133                     935                     1,068
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before equity in                  37,857      (11,031)   (37,616)           -      (10,790)
     affiliates, income taxes, and
     discontinued operations
Equity in earnings (losses) of affiliates          (16,877)                 26,826       (9,949)
Benefit for income taxes                                                     4,357                     4,357
                                               ------------ ------------ ---------- ------------ ------------
    Income (loss) before discontinued               20,980      (11,031)    (6,433)      (9,949)      (6,433)
     operations

Discontinued operations, net of taxes                2,847                   2,847       (2,847)       2,847
                                               ------------ ------------ ---------- ------------ ------------
    Net income (loss)                           $   23,827    $ (11,031)  $ (3,586)   $ (12,796)   $  (3,586)
                                               ============ ============ ========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees (continued)
Condensed Consolidating Statements of Operations
(In thousands)

                                                Guarantor   Nonguarantor             Adjustments/
For the Six Months ended June 30, 2002         Subsidiaries Subsidiaries     PM&C    Eliminations Consolidated
                                               ------------ ------------ ----------- ------------ ------------
Net revenues:
  Direct broadcast satellite                     $ 442,654     $  7,839                $ (19,322)   $ 431,171
  Other                                             14,058                                             14,058
                                               ------------ ------------ ----------- ------------ ------------
    Total net revenues                             456,712        7,839           -      (19,322)     445,229
                                               ------------ ------------ ----------- ------------ ------------
Operating expenses:
  Direct broadcast satellite
   Programming                                     188,344        3,990                               192,334
   Other subscriber related expenses               100,827                                            100,827
                                               ------------ ------------ ----------- ------------ ------------
    Direct operating expenses                      289,171        3,990                               293,161
   Promotions and incentives                         3,770                                              3,770
   Advertising and selling                          14,620       20,823                  (19,322)      16,121
   General and administrative                       14,547          235                                14,782
   Depreciation and amortization                    80,867           70                                80,937
                                               ------------ ------------ ----------- ------------ ------------
    Total direct broadcast satellite               402,975       25,118           -      (19,322)     408,771
   Other operating expenses                         14,991                $  20,919                    35,910
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) from operations                   38,746      (17,279)    (20,919)           -          548
Interest expense                                      (512)                 (17,653)                  (18,165)
Other                                               (2,956)                   1,285                    (1,671)
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) before equity in
     affiliates, income taxes, and
     discontinued operations                        35,278      (17,279)    (37,287)           -      (19,288)
Equity in earnings (losses) of affiliates           (4,251)      18,599      17,999      (32,347)
Benefit for income taxes                                                      7,152                     7,152
                                               ------------ ------------ ----------- ------------ ------------
    Income (loss) before discontinued
     operations                                     31,027        1,320     (12,136)     (32,347)     (12,136)

Discontinued operations, net of taxes                 (822)                    (822)         822         (822)
                                               ------------ ------------ ----------- ------------ ------------
    Net income (loss)                               30,205        1,320     (12,958)     (31,525)     (12,958)
Other comprehensive loss                            (1,005)                  (1,005)       1,005       (1,005)
                                               ------------ ------------ ----------- ------------ ------------
     Comprehensive income (loss)                 $  29,200     $  1,320   $ (13,963)   $ (30,520)   $ (13,963)
                                               ============ ============ =========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                 Guarantor  Nonguarantor             Adjustments/
For the Six Months ended June 30, 2003         Subsidiaries Subsidiaries     PM&C    Eliminations Consolidated
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by (used for)
  operating activities                           $  68,726    $ (10,961)  $  (1,796)           -    $  55,969
                                               ------------ ------------ ----------- ------------ ------------
 Cash flows from investing activities:
  Direct broadcast satellite equipment
   capitalized                                      (9,511)                                            (9,511)
  Other capital expenditures                          (635)                                              (635)
  Proceeds from sale of broadcast stations          16,265                                             16,265
  Other                                              2,975                                              2,975
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by investing activities            9,094           -            -            -        9,094
                                               ------------ ------------ ----------- ------------ ------------
 Cash flows from financing activities:
  Repayments of term loan facility                                           (1,691)                   (1,691)
  Repayments of other long term debt                (2,249)                                            (2,249)
  Net advances from (to) affiliates                  6,331                   (4,441)                    1,890
  Distributions to parent                          (78,525)    (14,257)     (67,026)   $  92,782      (67,026)
  Distributions to subsidiaries                    (25,218)                  (9,377)      34,595
  Contributions from parent                          9,377      25,218        9,377      (34,595)       9,377
  Contributions from subsidiaries                   14,257                   78,525      (92,782)
  Other                                                (16)                                               (16)
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by (used for)
  financing activities                             (76,043)     10,961        5,367            -      (59,715)
                                               ------------ ------------ ----------- ------------ ------------
Net increase in cash and cash
 equivalents                                         1,777           -        3,571            -        5,348
Cash and cash equivalents, beginning of year        12,237           -            -            -       12,237
                                               ------------ ------------ ----------- ------------ ------------
Cash and cash equivalents, end of period         $  14,014    $      -    $   3,571    $       -    $  17,585
                                               ============ ============ =========== ============ ============

                      PEGASUS MEDIA & COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

10. Subsidiary Guarantees  (continued)
Condensed Consolidating Statements of Cash Flows
(In thousands)

                                                 Guarantor  Nonguarantor             Adjustments/
For the Six Months ended June 30, 2002         Subsidiaries Subsidiaries     PM&C    Eliminations Consolidated
                                               ------------ ------------ ----------- ------------ ------------
Net cash provided by (used for)
 operating activities                            $  70,871   $  1,390     $ (17,759)           -   $   54,502
                                               ------------ ------------ ----------- ------------ ------------
Cash flows from investing activities:
  Direct broadcast satellite equipment
    capitalized                                    (13,497)                                           (13,497)
  Other capital expenditures                        (2,020)                                            (2,020)
  Other                                                 (1)                                                (1)
                                               ------------ ------------ ----------- ------------ ------------
Net cash used for investing activities             (15,518)          -            -            -      (15,518)
                                               ------------ ------------ ----------- ------------ ------------
Cash flows from financing activities:
 Proceeds from term loan facility                                            63,156                    63,156
 Repayments of term loan facility                                            (1,375)                   (1,375)
 Repayment of revolving credit facility                                     (80,000)                  (80,000)
 Repayments of other long term debt                 (5,852)                                            (5,852)
 Net advances from affiliates                       28,649                    3,670                    32,319
 Distributions to parent                          (209,410)    (20,606)    (177,102)  $  230,016     (177,102)
 Distributions to subsidiaries                     (19,216)                (112,091)     131,307
 Contributions from parent                         112,091      19,216      112,091     (131,307)     112,091
 Contributions from subsidiaries                    20,606                  209,410     (230,016)
 Other                                               1,175                                              1,175
                                               ------------ ------------ ----------- ------------ ------------
Net cash (used for) provided by
 financing activities                              (71,957)     (1,390)      17,759            -      (55,588)
                                               ------------ ------------ ----------- ------------ ------------
Net decrease in cash and cash
 equivalents                                       (16,604)          -            -            -      (16,604)
Cash and cash equivalents, beginning of year        99,710           -            -            -       99,710
                                               ------------ ------------ ----------- ------------ ------------
Cash and cash equivalents, end of period         $  83,106   $       -    $       -   $        -   $   83,106
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

General

        All references to "we," "us," and "our" refer to Pegasus Media & Communications, Inc., together with its direct and indirect subsidiaries. "PM&C" refers to Pegasus Media & Communications, Inc. individually as a separate entity. "PSC" refers to Pegasus Satellite Communications, Inc., the parent company of PM&C. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. Other terms used are defined as needed where they first appear.

         We have a history of losses principally due to the substantial amounts incurred for interest expense and depreciation and amortization. Net losses were $25.8 million, $201.2 million, and $131.1 million for 2002, 2001, and 2000, respectively.

         Our principal business is the direct broadcast satellite business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

operating expenses for this business were 92%, 93%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 95% and 97% of total consolidated assets at December 31, 2002 and 2001, respectively. The following sections focus on our direct broadcast satellite business, as this is our only significant business segment.

Significant Risks and Uncertainties

         We hold the principal operations for PSC and PCC, and each primarily relies on us as a source of cash in primarily meeting their respective debt and preferred stock obligations. Our ability to fund operations, planned capital expenditures, debt service, and other activities and to fund the debt service and preferred stock requirements of PCC and PSC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our credit agreement and note indenture contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could adversely impact our direct broadcast satellite business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. See Note 8 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         For the six months ended June 30, 2003 and 2002, the direct broadcast satellite business had income from operations of $26.5 million and $22.4 million, respectively. We attribute the improvement in the current year to our direct broadcast satellite business strategy. This strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, it has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 76 thousand and the decrease of $19.8 million in the direct broadcast satellite business' net revenues during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In the near term, our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite business' net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

Results of Operations

         In this section, amounts and changes specified are for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, unless indicated otherwise. With respect to our results from operations, we focus on our direct broadcast satellite business, as this is our only significant business.

Direct Broadcast Satellite Business

Subscribers:

         We had 1,232,744 subscribers at June 30, 2003, a net decrease of 75,726 from the number of subscribers at December 31, 2002. The average number of subscribers outstanding was 1,273,926 and 1,377,063 during the six months ended June 30, 2003 and 2002, respectively. Gross subscriber additions were 70,567 and 114,811 for the six months ended June 30, 2003 and 2002, respectively. We believe that the primary reasons for the net decrease in the number of subscribers during the 2003 period were: a significant competitive disadvantage that we experienced in several of our territories in which a competing direct broadcast satellite provider provides local channels but DIRECTV does not; our continued focus in 2003 on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers; competition from a competing direct broadcast satellite provider other than with respect to local channels; the effect of general economic conditions on our subscribers and potential subscribers; and a reduction in the number of new subscribers we obtain from national retail chains with which we do not have compensation arrangements.

Revenues:

         Revenues decreased $19.8 million to $411.4 million for the six months 2003. This decrease was primarily due to a decrease in our recurring subscription revenue from our core, a la carte, and premium package offerings of $22.5 million and a decrease in pay per view revenues of $7.8 million. The revenue decrease was partially offset by $10.4 million for the six months 2003 in revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service. The decrease from our core, a la carte, and premium package offerings was primarily due to the net reduction in total subscribers described above, offset in part by increased average monthly revenue generated per subscriber ("ARPU") in 2003 compared to the corresponding

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

2002 period. ARPU is direct broadcast satellite revenues for the period divided by the average number of subscribers during the period, divided by the number of months in the period. Total ARPU increased from $52.18 in 2002 to $53.52 in 2003 for the six months ended. ARPU for core, a la carte, and premium programming increased from $44.41 in 2002 to $45.05 in 2003 for the six months ended. A rate increase to certain a la carte and premium programming in second quarter 2003, as well as our ability to keep subscribers in and upgrade subscribers into higher retail priced packages, contributed to the increase in ARPU.

         Revenues for the second quarter 2003 were flat compared to the first quarter 2003 primarily due to a decrease in subscribers in the second quarter offset by increased average monthly revenue generated per subscriber in the second quarter. Total ARPU increased from $52.97 in the first quarter 2003 to $54.69 in the second quarter 2003. ARPU for core, a la carte, and premium programming increased from $44.25 in the first quarter 2003 to $45.88 in the second quarter 2003. A rate increase to certain a la carte and premium programming in second quarter 2003, as well as our ability to keep subscribers in and upgrade subscribers into higher retail priced packages contributed to the increases in ARPU.

Direct Operating Expenses:

         Programming expense decreased $6.6 million to $185.7 million for the six months 2003. This decrease was primarily due to: a decrease in the cost of our recurring core, a la carte, and premium package subscription offerings of $6.3 million; and a decrease in the cost of our pay per view programming of $3.3 million. The decrease in the cost of our core, a la carte, and premium package offerings was primarily due to the net reduction in total subscribers, offset by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the National Rural Telecommunications Cooperative ("NRTC"). We also experienced a 10% increase, effective January 2003, in certain pay per view programming costs charged to us by the NRTC. The net decrease to programming expense were also partially offset by our estimate of patronage to be received from the NRTC being $6.4 million less for the six months 2003 compared to the corresponding 2002 period. The NRTC patronage is a reduction to programming expense.

         Other subscriber related expenses decreased $15.6 million to $85.2 million for the six months 2003. In 2003 there was a reduction of expenses of $4.5 million for the reversal in the second quarter 2003 of a contract termination fee recorded in 2002 and scheduled to be paid in July 2003 for a contract intended to be terminated in July 2003. However, in the second quarter 2003 the associated agreement was amended and continued. The remaining decreases were primarily due to decreases in bad debt expense of $9.8 million mainly due to our continued focus on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts.

Other Operating Expenses:

         Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute expensed SAC. Expensed SAC is the gross amount of SAC we incur less amounts of SAC deferred and/or capitalized. Commissions, subsidies, and promotional programming are costs included in SAC that are incurred only when new subscribers are enrolled. Commissions and subsidies are the substantial cost elements within our SAC. Amounts associated with SAC are contained in the following table:

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                       Six Months Ended
SAC (in thousands):                        June 30,
Expensed:                             2003         2002
                                   ---------    ---------
    Promotions and incentives       $  6,473     $  3,770
    Advertising and selling           12,298       16,121
                                   ---------    ---------
       Total expensed                 18,771       19,891
Deferred                              10,569       17,326
Capitalized                           10,114       13,497
                                   ---------    ---------
    Gross SAC incurred              $ 39,454     $ 50,714
                                   =========    =========

         Gross SAC decreased in 2003 primarily due to a lesser amount of gross subscriber additions in 2003 compared to the corresponding 2002 period. Promotions and incentives expense increased in 2003 period because in 2002 a greater percentage of the related costs were eligible for either deferral or capitalization. In accordance with our policy whereby we expense SAC in excess of amounts eligible to be deferred, we incurred more of these excess promotions and incentive costs in 2003 than in the corresponding 2002 period. Based on gross subscriber additions for the 2003 and 2002 periods noted above, total SAC per gross subscriber added was $559 and $458 for 2003 and 2002, respectively. The increase in 2003 compared to the corresponding 2002 period was primarily due to: the disproportionate impact our sales administration costs and other indirect SAC expenses have on the SAC per gross subscriber addition metric when divided by a substantially lesser number of gross subscriber additions; a greater percentage of our gross subscriber additions taking more than one receiver that adds incrementally to the per subscriber cost; a lesser percentage in 2003 compared to 2002 of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements; and the higher per subscriber costs associated with enrolling more creditworthy subscribers and the proportionately greater number of such subscribers enrolled in 2003 than in 2002.

         Depreciation of capitalized SAC was $8.8 million and $6.0 million for the six months 2003 and 2002, respectively. Amortization of deferred SAC was $14.1 million and $13.5 million for the six months 2003 and 2002, respectively. Depreciation of capitalized SAC and amortization of deferred SAC are included in depreciation and amortization.

         General and administrative expenses decreased $2.5 million to $12.3 million for the six months 2003 primarily due to reduced expenditures for communication services resulting from a renegotiation at the end of March 2002 of the related contract for such services and continuing cost reduction efforts in the 2003 periods that realized incremental cost reductions over the corresponding 2002 periods.

         Depreciation and amortization increased $1.9 million to $82.8 million for the six months 2003. The increase in depreciation and amortization was primarily due to a greater amount of deferred SAC eligible to be amortized in 2003.

Other Statement of Operations and Comprehensive Loss Items

         The loss on impairment of marketable securities for the three and six months 2002 was due to the write off of an investment in the common stock of another entity we owned at the time to the stock's then fair market value.

         The income tax benefit on the loss from continuing operations decreased $2.8 million to $4.4 million due to a reduced amount of pretax losses in the current year compared to the corresponding prior year period.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

         Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two stations located in Mississippi. In March 2003, we completed the sale of our Alabama station, and recognized a gain on the sale of $7.6 million, net of costs related to the sale. On April 30, 2003, we closed on the sale of tangible and intangible property (collectively the "nonFCC assets") of the Mississippi stations, and recognized a loss of $2.4 million, net of costs related to the sale. The operations and sale of all of the above stations are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                          2003         2002       2003         2002
                       ---------    ---------   --------    ----------
Revenues               $    380      $ 1,284     $ 1,533     $  2,632
Pretax income (loss)     (2,591)        (628)      4,592       (1,326)

         In the pretax income (loss) from discontinued operations for the three and six months ended 2003 above was a net loss of $2.4 million and a net gain of $5.2 million, respectively, from the sale of the applicable assets.

DBS EBITDA

        EBITDA for our direct broadcast satellite business ("DBS EBITDA") was $52.2 million and $54.6 million for three months ended June 30, 2003 and 2002, respectively, and $104.8 million and $103.3 million for the six months ended June 30, 2003 and 2002, respectively. We present DBS EBITDA because the direct broadcast satellite business is our only significant business and this business forms the principal portion of our results of operations. The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to its most comparable GAAP financial measure of net loss follows (in thousands). All amounts are as contained on our consolidated statement of operations and comprehensive loss.

                                                    For the Six Months
                                                       Ended June 30,
                                                    2003           2002
                                                -----------    -----------
Direct broadcast satellite net revenues          $ 411,369      $ 431,171
Direct broadcast satellite operating
   expenses, excluding depreciation and
   amortization and contract termination fee
   reversal                                       (306,521)      (327,834)
                                                -----------    -----------
DBS EBITDA                                         104,848        103,337
Direct broadcast satellite depreciation and
   amortization                                    (82,829)       (80,937)

Contract termination fee reversal                    4,500              -
Broadcast, net                                         291           (809)
Corporate expenses                                  (6,093)        (7,619)
Other operating expenses, net                      (14,112)       (13,424)
                                                -----------    -----------
Income from operations                               6,605            548
Interest expense                                   (18,463)       (18,165)
Interest income                                         68            153

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

                                                    For the Six Months
                                                       Ended June 30,
table continued from previous page                  2003           2002
                                                -----------    -----------
Loss on impairment of marketable securities              -         (3,063)
Other nonoperating income (expenses), net            1,000          1,239
Net benefit for income taxes                         4,357          7,152
Discontinued operations, net                         2,847           (822)
                                                -----------    -----------
Net loss                                         $  (3,586)     $ (12,958)
                                                ===========    ===========

         We use DBS EBITDA as a measurement of earnings generated by the direct broadcast satellite business that are available to reinvest in the business via investments in deferred SAC and capital expenditures, to fund our debt service, to potentially fund equity dividends, and to potentially fund other development projects. We also use DBS EBITDA as a percentage of revenue as a measurement of operating efficiency, especially as benchmarked against competitors in the industry. Further, we use DBS EBITDA as the denominator in measuring a modified value to earnings multiple, to assess our enterprise value, and growth thereof over time, especially as benchmarked against comparables in the industry. Finally, we use DBS EBITDA as the denominator in measuring our leverage at various points throughout our capital structure, and improvements made thereto over time, especially as benchmarked against comparables in the industry. We believe that investors, analysts, lenders, and other interested parties who follow our industry use DBS EBITDA for the same reasons that we do. Investors, analysts, lenders, and other interested parties who follow our industry rely on the DBS EBITDA measure to make informed decisions, especially by benchmarking against comparables in the industry. Our ability and desire to reinvest in the DBS business, to fund debt service of the enterprise, to potentially fund equity dividends, and to potentially fund other development projects is largely dependent upon our ability to generate DBS EBITDA. We believe that the limitation associated with the use of DBS EBITDA, as compared to net income, is the number of items included or not included in DBS EBITDA that are included in net income. However, we believe this limitation is not significant and mitigated by the fact that, generally, all reconciling items are contained on the face of our statement of operations and comprehensive loss. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, or any other measure for determining our operating performance, as determined under generally accepted accounting principles. Although EBITDA is a common measure used by other companies, our calculation of DBS EBITDA may not be comparable with that of others.

New Accounting Pronouncements

         On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies various items and issues related to derivative instruments. There was no material impact to us upon the adoption of this statement.

         The FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150") in May 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). We continue to study the provisions of the statement to determine what, if any, further impact there may be to us.

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

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

                      PEGASUS MEDIA & COMMUNICATIONS, INC.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 8 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and our Current Report on Form 8-K dated June 10, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit

Number

31.1*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.

b) Reports on Form 8-K

                  On April 3, 2003, we filed a Current Report on Form 8-K dated April 2, 2003 reporting under Item 5 that a newly formed subsidiary of our parent company Pegasus Satellite Communications, Inc. received a commitment for up to $100.0 million in term loan financing from a group of institutional lenders. We included exhibits to the Form the loan documents governing the commitment and the text of the press release describing the terms of the financing.

                  On June 18, 2003, we filed a Current Report on Form 8-K dated June 10, 2003 reporting under Item 5 an update of our litigation with DIRECTV, Inc. with respect to decisions rendered on certain summary judgment motions filed by DIRECTV, Inc. We also disclosed the date set by the Court for the first phase of the trial. We also provided an updated description of (i) the DIRECTV, Inc. litigation and (ii) the patent infringement lawsuit filed by our subsidiary Pegasus Development Corporation and Personalized Media Communications, L.L.C.

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

            August 14, 2003             By: /s/  Joseph W. Pooler, Jr.
------------------------------------    ------------------------------
                 Date                   Joseph W. Pooler, Jr.
                                        Senior Vice President of Finance
                                        (Chief financial and accounting officer)

                      PEGASUS MEDIA & COMMUNICATIONS, INC.


                                  Exhibit Index

Exhibit Number

31.1*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
-----------------
*  Filed herewith.